Form 10-Q
period 1999-08-31
WESTMINSTER AUTO RETAILERS INC
filed 1999-10-15
CIK 1090291

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 1999

-----------------------------------------------------------------

                 WESTMINSTER AUTO RETAILERS INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


        DELAWARE                            13-4032994
        --------                            ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

90 Park Avenue - Suite 1700
New York, New York                            10017
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             212-984-0646
                                          ------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of August 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         5,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   CONTRIBUTED SERVICES . . . . . . . . . . . .9
          Note 6.   SUBSEQUENT EVENTS . . . . . . . . . . . . . 9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 16

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


To the Board of Directors of WESTMINSTER AUTO RETAILERS, INC.

We have reviewed the accompanying balance sheet of WESTMINSTER AUTO RETAILERS, INC., (a development stage company) as of August 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WESTMINSTER AUTO RETAILERS, INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Graf Repetti & Co., LLP
Dated: New York, New York
       October 12, 1999

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 August 31, 1999    May 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets                            0               0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                      9,013          17,550
                                   _________         ________
Total Current Liabilities             9,013          17,550

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6            14,550           1,400
                                   _________         ________
Total Liabilities                   $23,563         $18,950

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                     5,000           5,000
Additional Paid in Capital          138,545         120,445
Deficit Accumulated During the
Development Stage                  (167,108)       (144,395)
                                   _________        ________

Total Stockholders' Equity          (23,563)        (18,950)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         August 31                 May 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,500        N/A
 Legal                2,500                   10,000
 Rent Expense (Note 2)1,200                    1,200
 Filing Fee              13                       12
 Contributed Svcs
       (Note 3)      17,500                   17,500
                    ________   _______       ________   ________

NET LOSS            (22,713)      N/A        (31,212)      N/A


NET LOSS PER SHARE     (.00)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        5,000,000               5,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          August 31, 1999       May 31, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(22,713)           $(31,212)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                             600                 600
    Contributed Services          17,500              17,500

Decrease in Accounts Payable and
 Accrued Expenses                 (8,537)             12,512
                                 ________           _________

Total Adjustments                  9,563             $30,612
Net Cash Used in
Operating Activities             (13,150)             (  600)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd    13,150                 600
                                 ________           _________
Net Cash Provided
by Financing Activities           13,150                 600

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

WESTMINSTER AUTO RETAILERS INC.,("the Company") is a for-profit organization incorporated under the laws of the State of Delaware on December 29, 1995, as Tallman Supply Corp. On January 14,
1999 the Company changed its name to Westminster Auto
Retailers Inc.

The Company is a developmental stage company and currently has no material operations. The directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merger with such businesses.


B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 6.


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 600 square foot office at 45 Mount Pleasant, Putney, London, UK is $200 per month. The fair market value of the 400 square foot office at 90 Park Avenue, New York, New York is also $200 per month. The amount for the New York office, which the Company receives from one of its shareholders at no cost, is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           AUGUST 31, 1999

                    Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 1999 no revenue and a net loss from operations of $167,108. As of August 31, 1999, the Company had net capital deficiency of $23,563.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 5 - CONTRIBUTED SERVICES

Two of the Company's officers render services on behalf of the company at no cost. The fair market value is $2,917 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 6 - LOAN PAYABLE - EUROPEAN TECHNOLOGY INVESTMENTS LTD.

As of August 31, 1999, European Technology Investments Ltd., has paid $14,550 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Ltd., will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION AND RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity engaged in the automotive industry. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The Company has been seeking a candidate to consummate a merger or acquisition however at the time of the filing, no viable candidate has been located or identified. There is no assurance that the Company will be able to identify and acquire any business opportunity in the automotive industry which will ultimately prove to be beneficial to the Company and its shareholders.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business in the automotive industry, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity in the automotive industry which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change in
control in the Company.   The Company believes that any merger
would include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company may seek or target a potential merger candidate which is outside the United States. It should be noted that there are inherent risks which may arise for the Company in the event it does engage in a business transaction with such an outside entity. Factors relevant to international laws, foreign exchange rates, duties, taxation and political stability of the targeted entity's country will all be considered to determine the impact of such factors on the Company. In the event the Company believes, in its discretion, that any of the aforementioned factors create a substantial and uncertain risk for the Company, then any business transaction with such targeted entity shall not proceed. Each targeted entity outside the United States will be evaluated on a case by case basis by the Company to consider the risks and factors inherent to consummating a business transaction with such entity.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully in the automotive industry. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income.

There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company's officers in the past have not used any particular consultants or advisers on a regular basis.

In the event the Company is required or needs to hire independent consultants, the Company will consider as criteria for hiring such consultant the area of expertise which it will require the consultant to be knowledgeable with, the experience of the consultant in the particular field, the education of the consultant, the cost to the Company to retain such consultant and the availability of the consultant for the purpose of devoting its time and effort to the Company.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

The Company has not adopted a policy relating to a cash finder's fee to anyone who locates a transaction which is consummated by the Company. The Company does not intend to issue securities (debt or equity) as a finder's fee. Finder's fees will not be payable to officers, directors or promoters of the company and no action. For this reason, no plan of action has currently been undertaken to prevent any conflict of interest regarding the payment of such fees to officers, directors or promoters of the company.

There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors. Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.

In searching and targeting a merger or acquisition candidate, the Company will analyze the financial viability of a candidate along with its historic performance to ascertain the profitability of a potential candidate. Vital to this analysis shall be the financial statements of the candidate, with attention to profit/loss before taxes, and the candidates net asset value.
The Company will not consider a candidate with excessive debt or which is highly leveraged. The Company will also consider the management expertise and experience of a candidate.

In the event there is a downturn in the economy, the Company believes that the automotive industry would experience a drop in sales. If this occurs at a time when the Company has not acquired or merged with an operating business or has not generate substantial revenue, then the Company will re-evaluate its plans as it believes it would not be financially sound to implement entry into the automotive industry during a downturn. The Company however may benefit from a downturn in the economy as a potential merger or acquisition candidate can be assessed with a lesser asset valuation thereby affording the company a better opportunity to consummate a business transaction.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.


YEAR 2000 DISCLOSURE

The Company has not yet commenced any material active operation systems which will be affected by the Year 2000 problem. However, as there is a wide uncertainty as to the effects of the Year 2000 problem on the entire business community, there is no guarantee that the Company's operations will not be affected by the Year 2000 problem. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


WESTMINSTER AUTO RETAILERS INC.
-------------------------------
(Registrant)
Date: October 14, 1999

By: /s/ B.R. Parker
    -----------------
    President