Form 10-K
period 2000-05-31
WESTMINSTER AUTO RETAILERS INC
filed 2000-11-03
CIK 1090291

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10K

           GENERAL FORM FOR REGISTRATION OF SECURITIES

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                  Yes   X       No_______

As of May 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

   Voting common stock    5,000,000

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

WESTMINSTER AUTO RETAILERS INC., (the "Company"), a developmental stage company, was organized on December 25, 1995 as Tallman Supply Corp., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the European airline industry and provide domestic air travel routes which were not operated by other carriers and which the company would be the sole operator. The Company's initial route was to be between Teesside-Belfast and London-Stansted. The Company was approached by a major pharmaceutical company in the United Kingdom and a top soccer club which suggested to the company that air service on such route was required to accommodate demand by travelers which at that time were not able to have the ability to air travel between the two cities. The Company at that point sought to become the official carrier for both these entities which it hoped would further augment its entry into the airline industry.

In August 1996, the Company sought to raise funds pursuant to a private placement to retire initial indebtedness by issuing 900,000 shares of its common stock at $0.01. The placement was exempt from Registration pursuant to Section 4(6) of the Securities Act of 1933. The Company was successful in raising $9,000.00 to pay off such debt.

The Company then sought to raise additional funding to implement its business plan. The Company however was unsuccessful in luring investors to fund the Company's development and acquisition of aircraft. Additionally, as a result of increased price competition in the UK airline industry in late 1996, the Company believed that it could not effectively compete with other established air carriers. As a result of the foregoing, the Company in October 1996 decided to seek other business opportunities and abandon its plans to operate as an airline carrier.

Thereafter in April 1997, the Company's management resigned after it was unable to locate or create other business opportunities. New management, which is the current management of the Company, were brought in to attempt to locate or create other business opportunities. The Company thereafter received an inquiry from a UK motor retailer, Mark Kass Limited, about the possibility of conducting a merger and entering the retail auto marketplace. At that point, the Company changed its name to Westminster Automobile Retailers Inc., to better reflect the possible entry into the auto retail industry.

The Company thereafter in November 1998 entered into a preliminary agreement to acquire Mark Kass Limited. The Company at that point then again decided to slightly modify its name to Westminster Auto Retailers, Inc. This was done so that the Company name would appeal to both the USA and the UK markets, as the word automobile is not widely used in the United Kingdom. Subsequent to this name change, in January 1999, the preliminary agreement to acquire Mark Kass Limited fell through and no merger or acquisition was consummated. There is at this time no potential that the Company and Mark Kass will merge or enter into any other agreement.

The Company thereafter decided that the best method to locate another business transaction or opportunity would be to become a reporting company with the Securities and Exchange commission and to make information regarding the Company readily available to the public.

The Company is currently a developmental stage company and currently has no material operations. The directors are now determined that the Company should become active in seeking potential business opportunities with the intent to acquire or merge with such businesses which are engaged in the automotive industry.


Item 2.  Description of Property

The company's administrative offices are located at 90 Park Avenue, New York, New York and also at 45 Mount Pleasant, Putney, London SW18 United Kingdom. The Company's office in New York is approximately 400 square feet utilized as a base to explore and contact potential business transactions and to service the Company's administrative needs. The United Kingdom office is approximately 600 square feet and is also utilized as a base to explore and contact potential business transactions.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of May 31, 1999, there were 124 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

There are no plans, proposals, arrangements or understandings with any person in regard to the development of a trading market in any of the Company's securities.

Shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company develops its business plan or consummates an acquisition, alliance, merger or business transaction with another entity.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity engaged in the automotive industry. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of WESTMINSTER AUTO RETAILERS INC.

We have audited the accompanying balance sheet of Westminster Auto Retailers Inc., (a development stage company) as of May 31, 2000 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 29, 1995 (inception) to May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Auto Retailers Inc., as of May 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1995 (inception) to May 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Graf & Repetti & Co., LLP
New York, New York
October 30, 2000

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
               AS OF MAY 31, 2000 AND MAY 31, 1999

                                      As of             As of
                                   May 31, 2000      May 31, 1999
                                  --------------    -------------
ASSETS
Current Assets
  Cash                                   $   0           $   0
  Other Current Assets                       0               0
                                        --------        --------
  Total Current Assets                       0               0
                                        --------        --------
  Total Assets                           $   0           $   0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0           $   0
 Accrued Expenses                       18,550          17,550
                                        --------       ---------
 Total Current Liabilities             $18,550          17,550

 Other Liabilities -
 Loan Payable - European Technology
 Investments (Note 6)                   27,850           1,400
                                       ---------     ----------
 Total Liabilities                     $46,400         $18,950

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 5,000,000
  Shares                                 5,000           5,000
 Additional Paid in Capital            192,845         120,445
 Deficit Accumulated During
  the Development Stage               (244,245)       (144,395)
                                      ----------      ---------
 Total Stockholders' Equity            (46,400)        (18,950)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0         $     0

The accompanying notes are an integral part of these financial statements

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
           FOR THE YEARS ENDED MAY 31, 2000 AND 1999
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 1999

                              For the Year      For the Year            From
                                 Ended             Ended           Inception to
                              May 31, 2000      May 31, 1999       May 31, 2000
                             -------------     -------------       -------------
TOTAL REVENUES:                $       0         $      0           $      0
                               ----------        ----------         ----------

OPERATING EXPENSES:
Accounting                     $   7,500            2,500             10,000
Legal                             17,500           10,000             32,500
Rent - Note 3                      4,800            3,600              8,400
Filing Fee                            50               50                225
Contributed Services - Note 6     70,000           76,040            178,120
Other Start Up Costs                   0                0             15,000
                               ----------        ----------         ----------

Total Operating Expenses          99,850           92,190            244,245
                               ----------        ----------         ----------
Operating Loss                   (99,850)        $(92,190)         $(244,245)
                               ----------        ----------         ----------
NET LOSS                         (99,850)        $(92,190)         $(244,245)

NET LOSS PER SHARE              $(  0.02)        $  (0.03)            $(0.10)
                               ----------        ----------         ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          5,000,000         5,000,000          2,333,494
                               ----------        ----------         ----------

The accompanying notes are an integral part of these financial statements.

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED MAY 31, 2000 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2000

                               For the Year            From
                                  Ended            Inception to
                               May 31, 1999         May 31, 1999
                              -------------        -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                      $(99,850)             $(244,245)
                               --------               --------
Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
 Additional paid in capital for:
   Rent                          2,400                  4,600
   Payment of Accounts Payable       0                    125
   Contributed Services         70,000                178,120

Changes in Assets and
 Liabilities:
  Increase in Accrued Expenses   1,000                 18,550
                               --------               --------

Total Adjustments               73,400                201,395
                               --------               --------
Net Cash Used in
Operating Activities           (26,450)              ( 42,850)
                               --------               --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable        26,450                 27,850
Proceeds from Insurance of
Common Stock                         0                 15,000
                               --------               --------
Net Cash Provided by
Financing Activities            26,450                 42,850
                               --------               --------

Net Change in Cash                   0                      0

Cash at Beginning of Period          0                      0

Cash at End of Period          $     0                $     0
                               --------               --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION TO MAY 31, 2000

                                                         Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit     Equity
               -------------------------------------------------------------

ISSUANCE OF
6,000,000
SHARES
August 27, 1996     6,000,000   $ 6,000      $     0     $(6,000)  $     0

ISSUANCE OF
900,000 Shares
October 22, 1996      900,000       900        8,100     $(9,000)  $     0

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1997          0         0           25     ( 5,075)  ( 5,050)
               -------------------------------------------------------------
BALANCE
MAY 31, 1997        6,900,000     6,900        8,125     (20,075)  ( 5,050)

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1998          0         0       32,130     (32,130)        0
               -------------------------------------------------------------
BALANCE
MAY 31, 1998        6,900,000     6,900       40,255     (52,205)  ( 5,050)

One for 5 Reverse
Stock Split
December 28, 1998  (5,520,000)   (5,520)       5,520           0         0

ISSUANCE OF
3,620,000 SHARES
December 28, 1998   3,620,000     3,620       (3,620)          0         0

NET LOSS FOR THE
YEAR ENDED
MAY 31, 1999                0         0       78,290     (92,190)  (13,900)
               -------------------------------------------------------------
BALANCE
MAY 31, 1999        5,000,000    $5,000     $120,445   $(144,395) $(18,950)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2000                0         0       72,400     (99,850)  (27,450)
               -------------------------------------------------------------
BALANCE
MAY 31, 1999        5,000,000    $5,000     $192,845   $(244,245) $(46,400)

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            MAY 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Westminster Auto Retailers Inc.,
("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers Inc.

The Company is a development stage company and currently has no material operations. The directors are now determined that the Company should become active in seeking potential business opportunities within the automotive industry with the intent to acquire or merge with such businesses.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

B. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 5.


NOTE 3 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 600 square foot office at 45 Mount Pleasant, Putney, London, UK is $200 per month.
Use of this office space began on July 1, 1998. The fair market value of the 400 square foot office at 90 Park Avenue, New York, New York is also $200 per month. Use of this office space began November 1, 1998. The amount for the New York office, which the Company receives from one of its shareholders at no cost, is reflected as an expense with a corresponding credit to additional paid-in capital.

NOTE 4 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             May 31, 2000         May 31, 1999
                          --------------------------------------
      Net Loss per share       $(0.02)              $(0.10)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2000 no revenue and a net loss from operations of $244,245.
As of May 31, 2000, the Company had a net capital deficiency of $46,400.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telephone service. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Westminster Auto Retailers Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 7.


NOTE 6- CONTRIBUTED SERVICES

On December 15, 1997 two of the Company's officers began rendering services on behalf of the Company at no cost. A third officer also rendered services beginning November 3, 1998 for just over two months. The fair market value is $2,917 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 7- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of May 31, 2000, European Technology Investments Limited has paid $27,850 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Limited will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 8 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements. These are valued at $72,400 and $182,720 for the year ended May 31, 2000 and from December 29, 1995 (inception) to May 31, 2000, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Basil R. Parker       50    President and Director        None
Linden Boyne          49    Secretary-Treasurer
                            and Director                  None


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores and was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallahers for GBP85 million. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfittes. Rosegold Ltd., Shopfittes, is an entity whose major business is preparing stores to open for trade and revamping and renovating old stores. Mr. Boyne is the secretary of Rosegold Ltd., Shopfittes, Alexander Wolfe, Inc., London Software Industries Inc., Westminster Auto Retailers Inc., and Health 421.com, Inc. The position of Secretary eentails ensuring that the corporate and financial records of the Company as well as the board minutes and statutory returns are kept up to date at all times.

B.R. Parker is the President and a director of the Company. For the past seven years, he has worked for Rosegold Ltd. Shopfittes and is currently Managing Director of the company. Basil Parker joined NSS Newsagents plc in 1979 and, after being its Area Supervisor and Area Manage, was appointed to the Marketing Department in 1984 with responsibility for new projects and business expansion. NSS Newsagents was actively moving into Niche markets and specialist areas at that time. He also resigned from the company after it was taken over by Gallahers in 1986. Since that time, Mr. Boyne has been involved in the assisting businesses in integrating their reporting and operating systems.

Current management was introduced to former management at a business development seminar on business techniques and development strategies in October 1998. They then formed a relationship agreeing to assist in the further development of the Company.

There are no agreements or understandings for an officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's common stock has not been previously registered.



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended May 31, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended May 31, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Basil R. Parker                  100                      0.00%
Camberley, United Kingdom     President

Linden Boyne                     100                      0.00%
Surrey, United Kingdom        Secretary

European Technology
Investments Ltd.              500,000                     10.0%
41 Central Chambers,
Dame Court, Dublin 2

General Capital               500,000                     10.0%
375 South End Avenue
New York, New York 10280

Partridge Ventures Ltd.     3,706,400                     74.0%
La Motte Chambers
St. Helier, Jersey
Channel Islands, JE1 1BJ

L. Wise Investments Ltd.      600,000                     6.0%
168 Church Road
Hove, Sussex UK

Bradwall Limited              500,000                     5.0%
S8 International Business
    Center
Casemates, Main Street
Gibraltar

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,000,000 shares of common stock outstanding on May 31, 1999.

Management of the Company currently devotes approximately twenty hours per week to the Company's activities.

Management at this stage is not promoting any blank check entities and therefore there are no conflict of interests or the possibility of any conflict arising.

The Company does not intend to issue any stock to management, promoters or their affiliates or associates, prior to any business transaction or merger. The Company may issue stock to a consultant for the payment of such consultant's services however the Company at this time does not foresee the need or requirement to utilize or retain a consultant to render services for the Company.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended May 31, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended May 31, 2000, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended May 31, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of Westminster Auto Retailers, Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


Westminster Auto Retailers, Inc.
-------------------------------
(Registrant)
Date: November 3, 2000

By: /s/ B.R. Parker
    -------------------
    President