Form 10-Q
period 2001-02-28
WESTMINSTER AUTO RETAILERS INC
filed 2001-07-09
CIK 1090291

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended February 28, 2001

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

                      Yes __X____      No_______

As of February 28, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


To the Board of Directors of WESTMINSTER AUTO RETAILERS, INC.

We have reviewed the accompanying balance sheet of WESTMINSTER AUTO RETAILERS, INC., (a development stage company) as of February 28, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WESTMINSTER AUTO RETAILERS, INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       June 27, 2001

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 February 28, 2001  May 31, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets                            0               0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                     25,288           18,550
                                   _________         ________
Total Current Liabilities            25,288           18,550

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6            35,700           27,850
                                   _________         ________
Total Liabilities                   $60,988          $46,400

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                     5,000           5,000
Additional Paid in Capital          247,145
Deficit Accumulated During the
Development Stage                  (313,133)       (244,245)
                                   _________        ________

Total Stockholders' Equity          (60,988)        (46,400)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                        February 28             November 30
                     2001         2000       2000         1999
                    -------------------------------------------
TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense (Note 2)1,200     1,200          1,200      1,200
Filing Fee               13        13             12         12
Contributed Svcs
       (Note 3)      17,500    17,500         17,500     17,500
                    ________   _______       ________   ________

NET LOSS            (22,963)   (22,963)      (22,962)   (22,712)


NET LOSS PER SHARE     (.00)      (.00)         (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding      5,000,000   5,000,000   5,000,000  5,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          February 28, 2001    February 29, 2000
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(22,963)           $(22,963)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                             600                 600
    Contributed Services          17,500              17,500

Decrease in Accounts Payable and
 Accrued Expenses                  4,263               2,763
                                 ________           _________

Total Adjustments                $22,363             $20,863
Net Cash Used in
Operating Activities               ( 600)            ( 2,100)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd       600               2,100
                                 ________           _________
Net Cash Provided
by Financing Activities              600               2,100

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        FEBRUARY 28, 2001

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             FEBRUARY 28, 2001

                    Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to February 28, 2001 no revenue and a net loss from operations of $(313,133). As of February 28, 2001, the Company had net capital deficiency of $(60,988).

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


NOTE 6 - LOAN PAYABLE - EUROPEAN TECHNOLOGY INVESTMENTS LTD.

As of February 28, 2001, European Technology Investments Ltd., has paid $35,700 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Ltd., will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

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


WESTMINSTER AUTO RETAILERS INC.
-------------------------------
(Registrant)
Date: June 29, 2001

By: /s/ B.R. Parker
    -----------------
    President