Form 10-K
period 2001-05-31
WESTMINSTER AUTO RETAILERS INC
filed 2001-07-12
CIK 1090291

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

As of May 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of May 31, 2001, there were 124 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully in the automotive industry. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In this case the company will seek an acquisition or merger candidate outside of the automotive industry. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of WESTMINSTER AUTO RETAILERS INC.

We have audited the accompanying balance sheet of Westminster Auto Retailers Inc., (a development stage company) as of May 31, 2001 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 29, 1995 (inception) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Auto Retailers Inc., as of May 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1995 (inception) to May 31, 2001 in conformity with generally accepted accounting principles.

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


Graf & Repetti & Co., LLP
New York, New York
June 29, 2001

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
                        As of May 31, 2001
                             (Audited)

                                      As of             As of
                                   May 31, 2001      May 31, 2000
                                  --------------    -------------
ASSETS
Current Assets
  Cash                                   $   0           $   0
  Other Current Assets                       0               0
                                        --------        --------
  Total Current Assets                       0               0
                                        --------        --------
  Total Assets                           $   0           $   0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0           $   0
 Accrued Expenses                       36,300          18,550
                                        --------       ---------
 Total Current Liabilities             $36,300          18,550

 Other Liabilities -
 Loan Payable - European Technology
 Investments (Note 6)                   38,050          27,850
                                       ---------     ----------
 Total Liabilities                     $74,350        $46,400

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 5,000,000
  Shares                                 5,000           5,000
 Additional Paid in Capital            265,245         192,845
 Deficit Accumulated During
  the Development Stage               (344,595)       (244,245)
                                      ----------      ---------
 Total Stockholders' Equity            (74,350)        (46,400)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0         $     0

The accompanying notes are an integral part of these financial statements

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
                 FOR THE YEAR ENDED MAY 31, 2001 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2001

                              For the Year      For the Year          From
                                 Ended             Ended         Inception to
                              May 31, 2001      May 31, 2000     May 31, 2001
                             -------------     -------------     -------------
TOTAL REVENUES:                $       0         $      0         $      0
                               ----------        ----------       ----------

OPERATING EXPENSES:
Accounting                     $   8,000            7,500           18,000
Legal                             17,500           17,500           50,000
Rent - Note 3                      4,800            4,800           13,200
Filing Fee                            50               50              275
Contributed Services - Note 6     70,000           70,000          248,120
Other Start Up Costs                   0                0           15,000
                               ----------        ----------       ----------

Total Operating Expenses          100,350           99,850         344,595
                               ----------        ----------       ----------
Operating Loss                   (100,350)        $(99,850)      $(344,595)
                               ----------        ----------       ----------
NET LOSS                         (100,350)        $(99,850)      $(344,595)

NET LOSS PER SHARE              $(  0.02)        $  (0.02)          $(0.12)
                               ----------        ----------       ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          5,000,000         5,000,000        2,824,551
                               ----------        ----------       ----------

The accompanying notes are an integral part of these financial statements.

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED MAY 31, 2001 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2001

                               For the Year         From        For the Year
                                  Ended          Inception to      Ended
                               May 31, 2001      May 31, 2001   May 31, 2000
                               -------------     ------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                          $(100,350)       $(344,595)       $(99,850)
                                   ---------        ---------        --------
Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
 Additional paid in capital for:
   Rent                               2,400            7,000           2,400
   Payment of Accounts Payable            0              125               0
   Contributed Services              70,000          248,120          70,000
Changes in Assets and
 Liabilities:
  Increase in Accrued Expenses       17,750           36,300           1,000
                                   ---------         --------        --------
Total Adjustments                    90,150          291,545          73,400
                                   ---------         --------        --------
Net Cash Used in
Operating Activities                (10,200)        ( 53,050)        (26,450)
                                   ---------         --------        --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable             10,200           38,050          26,450

Proceeds from Insurance of
Common Stock                              0           15,000               0
                                   ---------         --------       ---------
Net Cash Provided by
Financing Activities                 10,200           53,050          26,450
                                   ---------         --------       ---------
Net Change in Cash                        0                0               0

Cash at Beginning of Period               0                0               0

Cash at End of Period               $     0          $     0          $    0
                                   ---------         --------       ---------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense              $     0          $     0          $    0
                                   ---------         --------       ---------
  Corporate Taxes                   $     0          $     0          $    0
                                   ---------         --------       ---------

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION TO MAY 31, 2001

                                                         Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit     Equity
                  -----------------------------------------------------------

ISSUANCE OF
6,000,000
SHARES
August 27, 1996     6,000,000   $ 6,000      $     0     $(6,000)  $     0

ISSUANCE OF
900,000 Shares
October 22, 1996      900,000       900        8,100     $(9,000)  $     0

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1997          0         0           25     ( 5,075)  ( 5,050)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1997        6,900,000     6,900        8,125     (20,075)  ( 5,050)

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1998          0         0       32,130     (32,130)        0
                  -----------------------------------------------------------
BALANCE
MAY 31, 1998        6,900,000     6,900       40,255     (52,205)  ( 5,050)

One for 5 Reverse
Stock Split
December 28, 1998  (5,520,000)   (5,520)       5,520           0         0

ISSUANCE OF
3,620,000 SHARES
December 28, 1998   3,620,000     3,620       (3,620)          0         0

NET LOSS FOR THE
YEAR ENDED
MAY 31, 1999                0         0       78,290     (92,190)  (13,900)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1999        5,000,000    $5,000     $120,445   $(144,395) $(18,950)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2000                0         0       72,400     (99,850)  (27,450)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2000        5,000,000    $5,000     $192,845   $(244,245) $(46,400)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2001                0         0       72,400    (100,350)  (27,950)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2001        5,000,000    $5,000     $265,245   $(344,595) $(74,350)

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            MAY 31, 2001

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

NOTE 4 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             May 31, 2001         May 31, 2001
                          --------------------------------------
      Net Loss per share       $(0.02)              $(0.12)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2001 no revenue and a net loss from operations of $344,595.
As of May 31, 2001, the Company had a net capital deficiency of $74,350.

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

NOTE 7- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of May 31, 2001, European Technology Investments Limited has paid $38,050 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Limited will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 8 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements. These are valued at $72,400 and $255,120 for the year ended May 31, 2001 and from December 29, 1995 (inception) to May 31, 2001, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Basil R. Parker       51    President and Director        None
Linden Boyne          50    Secretary-Treasurer
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



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended May 31, 2001 nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended May 31, 2001.

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


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Basil R. Parker                  100                      0.00%
Camberley, United Kingdom     President

Linden Boyne                     100                      0.00%
Surrey, United Kingdom        Secretary

European Technology
Investments Ltd.              1,932,739                   38.6%
41 Central Chambers,
Dame Court, Dublin 2

Tech Capital Group Limited    1,932,739                   38.6%
31 Church Road
Hendon, London NW4 5EB


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,000,000 shares of common stock outstanding on May 31, 2001.

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


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended May 31, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended May 31, 2001, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended May 31, 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


Westminster Auto Retailers, Inc.
-------------------------------
(Registrant)
Date: July 11, 2001

By: /s/ B.R. Parker
    -------------------
    President