Form 10-Q
period 2001-08-31
WESTMINSTER AUTO RETAILERS INC
filed 2001-12-05
CIK 1090291

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 2001

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
                                          ------------


As of August 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


To the Board of Directors of WESTMINSTER AUTO RETAILERS, INC.

We have reviewed the accompanying balance sheet of WESTMINSTER AUTO RETAILERS, INC., (a development stage company) as of August 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WESTMINSTER AUTO RETAILERS, INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       December 3, 2001

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 August 31, 2001    May 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets                       $    0          $     0
Other Assets                              0                0
                                   _________         ________
TOTAL ASSETS                         $    0          $     0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                     40,563           36,300
                                   _________         ________
Total Current Liabilities            40,563           36,300

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6            38,650           38,050
                                   _________         ________
Total Liabilities                   $79,213          $74,350

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                     5,000           5,000
Additional Paid in Capital          283,345         265,245
Deficit Accumulated During the
Development Stage                  (367,558)       (344,595)
                                   _________        ________

Total Stockholders' Equity          (79,213)        (74,350)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                         August 31               February 28
                     2001         2000       2001         2000
                    --------------------------------------------
TOTAL REVENUES:     $     0          0              0          0

OPERATING EXPENSES:
 Accounting           1,750      1,500          1,750      1,500
 Legal                2,500      2,500          2,500      2,500
 Rent Expense (Note 2)1,200      1,200          1,200      1,200
Filing Fee               13         13             13         13
Contributed Svcs
       (Note 3)      17,500     17,500         17,500     17,500
                    ________   _______       ________   ________

NET LOSS            (22,963)   (22,713)       (22,963)   (22,963)


NET LOSS PER SHARE     (.00)      (.00)         (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding      5,000,000   5,000,000   5,000,000  5,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           August 31, 2001     August 30, 2001
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

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                         AUGUST 31, 2001

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             AUGUST 31, 2001

                    Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 2001 no revenue and a net loss from operations of $(367,558).
As of August 31, 2001, the Company had net capital deficiency of $(79,213).

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


NOTE 6 - LOAN PAYABLE - EUROPEAN TECHNOLOGY INVESTMENTS LTD.

As of August 31, 2001, European Technology Investments Ltd., has paid $38,650 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Ltd., will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

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

During the last quarter, management has been actively seeking a business to merge with and develop, and although various discussions have taken place, no agreements have reached or entered into.

There is no assurance that the Company will be able to identify and acquire any business opportunity in the automotive industry which will ultimately prove to be beneficia lto the Company and its shareholders. Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business in the automotive industry, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully in the automotive industry. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In this case the company will seek an acquisition or merger candidate outside of the automotive industry. In the opinion of management, inflation has not and will not have a material affecton the operations of the Company as it does not currently have any significant assets, debt or income.

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


Item 2.   Changes in Securities

There has been no change in the Company's securities.


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


WESTMINSTER AUTO RETAILERS INC.
-------------------------------
(Registrant)
Date: December 5, 2001

By: /s/ B.R. Parker
    -----------------
    President