Form 10-Q
period 2001-11-30
WESTMINSTER AUTO RETAILERS INC
filed 2002-01-22
CIK 1090291

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2001

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
                                          ------------


As of November 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


To the Board of Directors of WESTMINSTER AUTO RETAILERS, INC.

We have reviewed the accompanying balance sheet of WESTMINSTER AUTO RETAILERS, INC., (a development stage company) as of November 30, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WESTMINSTER AUTO RETAILERS, INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       January 17, 2002

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                November 31, 2001   May 31, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets                       $    0          $     0
Other Assets                              0                0
                                   _________         ________
TOTAL ASSETS                         $    0          $     0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                     38,575           36,300

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6            45,500           38,050
                                   _________         ________
Total Liabilities                   $84,075          $74,350

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                     5,000           5,000
Additional Paid in Capital          301,445         265,245
Deficit Accumulated During the
Development Stage                  (390,520)       (344,595)
                                   _________        ________

Total Stockholders' Equity          (84,075)        (74,350)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                        November 30             February 28
                     2001         2000       2001         2000
                    --------------------------------------------
TOTAL REVENUES:     $     0          0              0          0

OPERATING EXPENSES:
 Accounting           1,750      1,750          1,750      1,500
 Legal                2,500      2,500          2,500      2,500
 Rent Expense (Note 2)1,200      1,200          1,200      1,200
Filing Fee               12         13             13         13
Contributed Svcs
       (Note 3)      17,500     17,500         17,500     17,500
                    ________   _______       ________   ________

NET LOSS            (22,962)   (22,962)       (22,963)   (22,963)


NET LOSS PER SHARE     (.00)      (.00)         (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding      5,000,000  5,000,000    5,000,000  5,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          November 30, 2001   November 30, 2000
                        ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(22,962)           $(22,962)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                             600                 600
    Contributed Services          17,500              17,500

Decrease in Accounts Payable and
 Accrued Expenses                 (1,988)                288
                                 ________           _________

Total Adjustments                $16,112             $17,812
Net Cash Used in
Operating Activities              (6,850)            ( 5,150)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable -
 European Tech Investments Ltd     6,850               5,150
                                 ________           _________
Net Cash Provided
by Financing Activities            6,850               5,150

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                WESTMINSTER AUTO RETAILERS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        NOVEMBER 30, 2001

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                          NOVEMBER 30, 2001

                    Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2001 no revenue and a net loss from operations of $(390,520). As of November 30, 2001, the Company had net capital deficiency of $(84,075).

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


WESTMINSTER AUTO RETAILERS INC.
-------------------------------
(Registrant)
Date: January 22, 2002

By: /s/ B.R. Parker
    -----------------
    President