Form 10-K
period 2002-05-31
WESTMINSTER AUTO RETAILERS INC
filed 2002-09-18
CIK 1090291

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

As of May 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

Once the Company has acquired or merged with another entity, the Company will no longer be considered a "blank check" company.

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

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

Due to the Company's inability to locate a potential merger or acquisition candidate, the Company foresees that it may engage consultants to assist it to locate such a candidate and to advise the Company on other business strategies and its development. As the Company lacks funds, the Company will only be able to compensate any consultant with shares in the Company's common stock. The issuance of shares to any consultant will therefore dilute the percentage shareholding of the Company's current shareholders.



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

                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of May 31, 2002, there were 124 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity engaged in the automotive industry. The Company has been in discussions with various entities to consummate a business transaction however no substantive or definitive terms have been set and the Company has not entered into any agreement, letter of intent or understanding in regard to any transaction.

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

Item 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of WESTMINSTER AUTO RETAILERS INC.

We have audited the accompanying balance sheet of Westminster Auto Retailers Inc., (a development stage company) as of May 31, 2002 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 29, 1995 (inception) to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Auto Retailers Inc., as of May 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1995 (inception) to May 31, 2002 in conformity with generally accepted accounting principles.

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


Graf & Repetti & Co., LLP
New York, New York
September 16, 2002

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
                        As of May 31, 2002
                             (Audited)

                                      As of             As of
                                   May 31, 2002      May 31, 2001
                                  --------------    -------------
ASSETS
Current Assets
  Cash                                   $   0           $   0
  Other Current Assets                       0               0
                                        --------        --------
  Total Current Assets                       0               0
                                        --------        --------
  Total Assets                           $   0           $   0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0           $   0
 Accrued Expenses                       32,954          36,300
                                        --------       ---------
 Total Current Liabilities             $32,954          36,300

 Other Liabilities -
 Loan Payable - European Technology
 Investments (Note 6)                   71,950          38,050
                                       ---------     ----------
 Total Liabilities                    $104,904         $74,350

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 5,000,000
  Shares                                 5,000           5,000
 Additional Paid in Capital            337,645         265,245
 Deficit Accumulated During
  the Development Stage               (447,549)       (344,595)
                                      ----------      ---------
 Total Stockholders' Equity           (104,904)        (74,350)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0         $     0

The accompanying notes are an integral part of these financial statements

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
                 FOR THE YEAR ENDED MAY 31, 2002 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2002

                              For the Year      For the Year          From
                                 Ended             Ended         Inception to
                              May 31, 2002      May 31, 2001     May 31, 2002
                             -------------     -------------     -------------
TOTAL REVENUES:                $       0         $      0         $      0
                               ----------        ----------       ----------

OPERATING EXPENSES:
Accounting                     $   8,000            8,000           26,000
Legal                             20,104           17,500           70,104
Rent - Note 3                      4,800            4,800           18,000
Filing Fee                            50               50              325
Contributed Services - Note 6     70,000           70,000          318,120
Other Start Up Costs                   0                0           15,000
                               ----------        ----------       ----------

Total Operating Expenses         102,954          100,350          447,549
                               ----------        ----------       ----------
Operating Loss                  (102,954)       $(100,350)       $(447,549)
                               ----------        ----------       ----------
NET LOSS                        (102,954)       $(100,350)       $(447,549)

NET LOSS PER SHARE              $(  0.02)        $   (0.02)         $(0.14)
                               ----------        ----------       ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          5,000,000         5,000,000        3,162,872
                               ----------        ----------       ----------

The accompanying notes are an integral part of these financial statements.

                 WESTMINSTER AUTO RETAILERS INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED MAY 31, 2002 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2002

                               For the Year         From        For the Year
                                  Ended          Inception to      Ended
                               May 31, 2002      May 31, 2002   May 31, 2001
                               -------------     ------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                          $(102,954)       $(447,549)      $(100,350)
                                   ---------        ---------        --------
Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
 Additional paid in capital for:
   Rent                               2,400            9,400           2,400
   Payment of Accounts Payable            0              125               0
   Contributed Services              70,000          318,120          70,000
Changes in Assets and
 Liabilities:
  Increase in Accrued Expenses       (3,346)          32,954          17,750
                                   ---------         --------        --------
Total Adjustments                    69,054          360,599          90,150
                                   ---------         --------        --------
Net Cash Used in
Operating Activities                (33,900)        ( 86,950)        (10,200)
                                   ---------         --------        --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in Loan Payable             33,900           71,950          10,200

Proceeds from Insurance of
Common Stock                              0           15,000               0
                                   ---------         --------       ---------
Net Cash Provided by
Financing Activities                 33,900           86,950          10,200
                                   ---------         --------       ---------
Net Change in Cash                        0                0               0

Cash at Beginning of Period               0                0               0

Cash at End of Period               $     0          $     0          $    0
                                   ---------         --------       ---------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense              $     0          $     0          $    0
                                   ---------         --------       ---------
  Corporate Taxes                   $     0          $     0          $    0
                                   ---------         --------       ---------

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION TO MAY 31, 2002

                                                         Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit     Equity
                  -----------------------------------------------------------

ISSUANCE OF
6,000,000
SHARES
August 27, 1996     6,000,000   $ 6,000      $     0     $(6,000)  $     0

ISSUANCE OF
900,000 Shares
October 22, 1996      900,000       900        8,100     $(9,000)  $     0

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1997          0         0           25     ( 5,075)  ( 5,050)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1997        6,900,000     6,900        8,125     (20,075)  ( 5,050)

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1998          0         0       32,130     (32,130)        0
                  -----------------------------------------------------------
BALANCE
MAY 31, 1998        6,900,000     6,900       40,255     (52,205)  ( 5,050)

One for 5 Reverse
Stock Split
December 28, 1998  (5,520,000)   (5,520)       5,520           0         0

ISSUANCE OF
3,620,000 SHARES
December 28, 1998   3,620,000     3,620       (3,620)          0         0

NET LOSS FOR THE
YEAR ENDED
MAY 31, 1999                0         0       78,290     (92,190)  (13,900)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1999        5,000,000    $5,000     $120,445   $(144,395) $(18,950)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2000                0         0       72,400     (99,850)  (27,450)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2000        5,000,000    $5,000     $192,845   $(244,245) $(46,400)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2001                0         0       72,400    (100,350)  (27,950)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2001        5,000,000    $5,000     $265,245   $(344,595) $(74,350)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2002                0         0       72,400    (102,954)  (30,554)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2002        5,000,000    $5,000     $337,645   $(447,549)$(104,904)
                  ===========================================================

The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER AUTO RETAILERS INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            MAY 31, 2002

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

NOTE 4 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                             May 31, 2002         May 31, 2002
                          --------------------------------------
      Net Loss per share       $(0.02)              $(0.14)



NOTE 5 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2002 no revenue and a net loss from operations of ($447,549).
As of May 31, 2002, the Company had a net capital deficiency of $(104,904).

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

NOTE 7- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of May 31, 2002, European Technology Investments Limited has paid $71,950 of expenses on behalf of Westminster Auto Retailers, Inc. European Technology Investments Limited will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 8 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements. These are valued at $72,400 and $327,520 for the year ended May 31, 2002 and from December 29, 1995 (inception) to May 31, 2002, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Basil R. Parker       53    President and Director        None
Linden Boyne          59    Secretary-Treasurer
                            and Director                  None


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores and was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallahers for GBP85 million. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfitters. Rosegold Ltd., Shopfittes, is an entity whose major business is preparing stores to open for trade and revamping and renovating old stores. Mr. Boyne is the secretary of Rosegold Ltd., Shopfitters, Alexander Wolfe, Inc., London Software Industries Inc., Westminster Auto Retailers Inc., and Health 421.com, Inc. The position of Secretary eentails ensuring that the corporate and financial records of the Company as well as the board minutes and statutory returns are kept up to date at all times.

B.R. Parker is the President and a director of the Company. For the past seven years, he has worked for Rosegold Ltd. Shopfitters and is currently Managing Director of the company. Basil Parker joined NSS Newsagents plc in 1979 and, after being its Area Supervisor and Area Manage, was appointed to the Marketing Department in 1984 with responsibility for new projects and business expansion. NSS Newsagents was actively moving into Niche markets and specialist areas at that time. He also resigned from the company after it was taken over by Gallahers in 1986.

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


Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended May 31, 2002 nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended May 31, 2002.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


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
31 Church Road
Hendon, London NW4 5EB


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,000,000 shares of common stock outstanding on May 31, 2002.

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


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended May 31, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended May 31, 2002, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended May 31, 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


Westminster Auto Retailers, Inc.
-------------------------------
(Registrant)
Date: September 17, 2002

By: /s/ B.R. Parker
    -------------------
    President and Director

By: /s/ Linden Boyne
    -------------------
    Secretary and Director