Form 10-Q
period 2002-11-30
WESTMINSTER AUTO RETAILERS INC
filed 2003-07-24
CIK 1090291

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002

                        WESTMINSTER AUTO RETAILERS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        13-4032994
           --------                                        ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

         90 Park Avenue - Suite 1700
            New York, New York                             10017
----------------------------------------                 --------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number 212-984-0646
                              ------------


        As of November 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                As Of              As Of
                                          November 30, 2002    May 31, 2002
                                            (Unaudited)         (Audited)
                                             ---------          ---------
ASSETS
Current Assets                               $       0          $       0
Other Assets                                         0                  0
                                             ---------          ---------
TOTAL ASSETS                                 $       0          $       0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                                50,180             32,954
                                             ---------          ---------
Total Current Liabilities                       50,180             32,954

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6                       82,550             71,950
                                             ---------          ---------
Total Liabilities                            $ 132,730          $ 104,904

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                                5,000              5,000
Additional Paid in Capital                     355,745            337,645
Deficit Accumulated During the
Development Stage                             (493,475)          (447,549)
                                             ---------          ---------

Total Stockholders' Equity                    (132,730)          (104,904)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                        $       0          $       0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)




                                        For the 3 Mos Ended
                                           November 30
                                   2002                 2001
                               --------------------------------
TOTAL REVENUES:                $         0                    0

OPERATING EXPENSES:
 Accounting                          1,750                1,750
 Legal                               2,500                2,500
 Rent Expense (Note 2)               1,200                1,200
Filing Fee                              13                   13
Contributed Svcs
       (Note 3)                     17,500               17,500
                               -----------          -----------

NET LOSS                           (22,963)             (22,963)


NET LOSS PER SHARE                    (.00)                (.00)

Weighted Average
  Number of Shares
  Outstanding                    5,000,000            5,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
STATEMENT OF CASH FLOWS (unaudited)



                                         For the 3 mos   For the 3 mos
                                            Ended            Ended
                                              to               to
                                     November 30, 2002    November 30,2001
                                     -----------------    ----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                  $(22,963)         $(22,962)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                                       600               600
    Contributed Services                    17,500            17,500

Decrease in Accounts Payable and
 Accrued Expenses                           (5,737)           (1,988)
                                          --------          --------

Total Adjustments                         $ 12,363          $ 16,112
Net Cash Used in
Operating Activities                       (10,600)           (6,850)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd             (10,600)            6,850
                                          --------          --------
Net Cash Provided
by Financing Activities                     10,600             6,850

Net Change in Cash                               0                 0

Cash at Beginning of Period                      0                 0
Cash at End of Period                     $      0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                 0                 0
Corporate Taxes                           $      0                 0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVMEBER 30, 2002

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

NOTE 3 - EARNINGS PER SHARE
FOR THE THREE MONTHS ENDED
                                NOVEMBER 30, 2002

                           Net Loss Per Share $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2002 no revenue and a net loss from operations of $(493,475). As of November 30, 2002, the Company had net capital deficiency of $(132,730).

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

NOTE 6 - LOAN PAYABLE - EUROPEAN TECHNOLOGY INVESTMENTS LTD.

The loan payable to European Technology Investments Limited increased to $93,750 during the quarter. European Technology Investments Limited has agreed to advance up to $150,000 to the company to be repaid when a significant transaction occurs of the company derives profit.

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

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy- out transaction or merger.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes- Oxley Act of 2002 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes- Oxley
Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMINSTER AUTO RETAILERS INC.
(Registrant)
Date: July 22, 2003





                                        By: /s/ B.R. Parker
                                            -----------------
                                            President

CERTIFICATIONS


Certificate of Chief Executive Officer.

I, Basil R Parker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westminster Auto Retailers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: July 22, 2003                  /s/ Basil R Parker
                                          ----------------------------
                                          Basil R Parker
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Certificate of Chief Accounting Officer.

I, Linden J Boyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westminster Auto Retailers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  July 22, 2003                   /s/ Linden J Boyne
                                        ----------------------------
                                        Linden  J Boyne
                                        (Principal Accounting Officer)