Form 10-Q
period 2003-02-28
WESTMINSTER AUTO RETAILERS INC
filed 2003-07-24
CIK 1090291

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended February 28th February 2003


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


 As of February 28, 2003, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                            As Of            As Of
                                      February 28, 2003  May 31, 2002
                                         (Unaudited)      (Audited)
                                          -------------------------
ASSETS
Current Assets                            $       0       $       0
Other Assets                                      0               0
                                          ---------       ---------
TOTAL ASSETS                              $       0       $       0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                             73,143          32,954
                                          ---------       ---------
Total Current Liabilities                    73,143          32,954

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6                    82,550          71,950
                                          ---------       ---------
Total Liabilities                         $ 155,693       $ 104,904

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                             5,000           5,000
Additional Paid in Capital                  355,745         337,645
Deficit Accumulated During the
Development Stage                          (516,438)       (447,549)
                                          ---------       ---------

Total Stockholders' Equity                 (155,693)       (104,904)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     $       0       $       0



The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)




                                   For the 3 Mos Ended
                                       February 28
                                2003               2002
                            -----------------------------
TOTAL REVENUES:             $         0                 0

OPERATING EXPENSES:
 Accounting                       1,750             1,750
 Legal                            2,500             5,104
 Rent Expense (Note 2)            1,200             1,200
Filing Fee                           13                13
Contributed Svcs
       (Note 3)                  17,500            17,500
                            -----------       -----------

NET LOSS                        (22,963)          (25,567)


NET LOSS PER SHARE                 (.00)             (.00)

Weighted Average
  Number of Shares
  Outstanding                 5,000,000         5,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
STATEMENT OF CASH FLOWS (unaudited)



                                        For the 3 mos         For the 3 mos
                                           Ended                  Ended
                                            to                      to
                                    February 28, 2003        February 28,2002
                                    -----------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                               $(22,963)                $(25,567)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                                    600                      600
    Contributed Services                 17,500                   17,500

Decrease in Accounts Payable and
 Accrued Expenses                        (5,737)                 (14,883)
                                       --------                 --------

Total Adjustments                      $ 12,363                 $  3,217
Net Cash Used in
Operating Activities                    (10,600)                 (22,350)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd          (10,600)                  22,350
                                       --------                 --------
Net Cash Provided
by Financing Activities                  10,600                   22,350

Net Change in Cash                            0                        0

Cash at Beginning of Period                   0                        0
Cash at End of Period                  $      0                        0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                              0                        0
Corporate Taxes                        $      0                        0



The accompanying notes and accountant's report are an integral part of these financial statements.

                        WESTMINSTER AUTO RETAILERS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2003

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

NOTE 3 - EARNINGS PER SHARE
FOR THE THREE MONTHS ENDED
                                FEBRUARY 28, 2003

                           Net Loss Per Share $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to February 28, 2003 no revenue and a net loss from operations of $(516,438). As of February 28, 2003, the Company had net capital deficiency of $(155,693).

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

NOTE 6 - LOAN PAYABLE - EUROPEAN TECHNOLOGY INVESTMENTS LTD.

The loan payable to European Technology Investments Limited increased during the quarter to $103,750. European Technology Investments Limited have agreed to make a facility available to the company up to $150,000, repayable on a significant transaction or when the company is deriving enough profit to pay back the loan.

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

WESTMINSTER AUTO RETAILERS INC.
(Registrant)
Date: July 22, 2003


                                        By: /s/ B.R. Parker
                                            -----------------
                                            President

CERTIFICATIONS


Certificate of Chief Executive Officer.

I, Basil R Parker, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Westminster Auto Retailers, Inc.;

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

4.The  registrant's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: July 22, 2003

/s/ Linden J Boyne
-------------------------------
Linden  J Boyne
(Principal Accounting Officer)