Form 10KSB
period 2003-05-31
BIOACCELERATE INC
filed 2003-10-16
CIK 1090291

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                               BIOACCELERATE INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       13-4032994
        --------                                       ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

16th Floor, 666 Third Avenue
New York, NY                                             10017
----------------------------------                       -----
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number                   212 697 1978
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

As of May 31, 2003, the following shares of the Registrant's common stock were issued and outstanding:

   Voting common stock    5,000,000

                                     PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

BIOACCELERATE INC., (the "Company"), a developmental stage company, was organized on December 29, 1995 as Tallman Supply Corp., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized. The original purpose of the company was to develop a short haul airline. When that failed the company looked to develop automotive related companies and changed its name to Westminster Auto Retailers Inc, the company agreed to acquire a European automotive retailer in 1998, however this agreement failed to close, and the company decided after seeking other automotive industry business which failed to materialize that it would change its direction and seek alternative business proposals. The Company entered into negotiations to acquire two European based businesses, once in telecommunications software and one in biotechnology, both failed to materialize and no agreement could be closed. Management through their negotiations with the biotechnology company found that the whole biotechnology arena was diverse and would represent good value for shareholders, and the company ultimately changed its name to Westminster Medical Inc on 10th December 2002.

SUBSEQUENT EVENT
On July 24th 2003 the company signed a letter of intent to acquire UK based Pharma Manufacturing Services Limited, which owns certain assets in the Biopharmaceutical sector, upon signing of the letter of intent the company changed its name to Bioaccelerate Inc. The signing of the acquisition of Pharma Manufacturing Services Limited took place on 1st September 2003.



Item 2.  Description of Property

As of September 1,2003 the company's administrative offices are located at 16th Floor 666 Third Avenue, New York., NY, 10017. This office space is provided at no cost by a shareholder.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time since incorporation. As of May 31, 2003, there were 166 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

As at the date of this filing an application to trade the company's stock on the OTC Bulletin Board has been submitted to the NASD.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company up until September 1, 2003 was a development stage company and its principal business purpose was to locate and consummate a merger or acquisition with a private entity engaged in the biopharmaceutical industry. The Financial Statements filed in Item 7 of this 10KSB filing, reflect the financial condition of the company as at the end of its last fiscal year at 31st May 2003.

The Company filed a Form 8-K on 19th September 2003 reporting that the company had acquired UK based Pharma Manufacturing Services Limited. An amendment to form 8-K will be filed within 60 days of 19th September, 2003 which will include the required financial statements of Pharma Manufacturing Services Limited.


REVENUE

For the Year ended May 31, 2003, the Company had no revenue.


OPERATING EXPENSES

During the 12 month period ending May 31, 2003 we incurred $91,852 of operating expenses, as compared to $102,954 for the year ended May 31, 2002. This decrease was mostly contributable to a reduction in legal costs.

NET LOSS

Our net loss for the 12 month period ending May 31, 2003 was $91,852, as compared to a net loss for the 12 month period ending May 31, 2002 of $102,954.



LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations.

We have an accumulated deficit of $539,401 as at May 31, 2003. We plan to meet our working capital needs in the coming fiscal year through a combination of financing and the possible realization of assets in the Company's holdings.

There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Additionally we intend to raise the necessary equity capital to finance our growth plan during the coming year.

We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. Our limited operating history, including our losses, primarily reflect the operations of its early stage.

Before our operating plan can be effected, we will require additional financing. Furthermore, in the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities. The Company is actively reviewing various avenues to raise finance and we are currently visiting with and meeting a number of potential investors.


Item 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of WESTMINSTER MEDICAL INC.

I have audited the accompanying balance sheet of Westminster Medical Inc., (a development stage company) as of May 31, 2003 and the related statements of loss, cash flows and shareholders' equity (deficiency), for the year then ended May 31, 2003, and for the period from December 29, 1995 (inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standard require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Medical Inc., as of May 31, 2003, and the results of its operations and its cash flows for the year then ended May 31, 2003 and for the period from December 29, 1995 (inception) to May 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern.

F.E. Hanson, Ltd
Arlington, VA.
October 14,2003

                      WESTMINSTER MEDICAL INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
                        As of May 31, 2003
                             (Audited)

                                                       As of        As of
                                                   May 31, 2003  May 31, 2002
                                                     ---------    ---------
ASSETS
Current Assets
  Cash                                               $       0    $       0
  Other Current Assets                                       0            0
                                                     ---------    ---------
  Total Current Assets                                       0            0
                                                     ---------    ---------
  Total Assets                                              $0           $0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                                           $0           $0
 Accrued Expenses                                       52,406       32,954
                                                     ---------    ---------
 Total Current Liabilities                             $52,406       32,954

 Other Liabilities -
 Loan Payable - European Technology
 Investments (Note 6)                                   71,950       71,950
                                                     ---------    ---------
 Total Liabilities                                    $124,356     $104,904

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000,000 Shares;
  Issued and Outstanding 5,000,000
  Shares                                                 5,000        5,000
 Additional Paid in Capital                            410,045      337,645
 Deficit Accumulated During
  the Development Stage                               (539,401)    (447,549)
                                                     ---------    ---------
 Total Stockholders' Equity                           (124,356)    (104,904)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                              $0           $0

The accompanying notes are an integral part of these financial statements

                            WESTMINSTER MEDICAL INC.
                          (A Development Stage Company)
                           CONDENSED STATEMENT OF LOSS
                       FOR THE YEAR ENDED MAY 31, 2003 AND
               FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2003


                              For the Year      For the Year          From
                                 Ended             Ended         Inception to
                              May 31, 2003      May 31, 2002     May 31, 2003
                             -------------     -------------     -------------
TOTAL REVENUES:                $       0         $      0         $      0
                               ----------        ----------       ----------

OPERATING EXPENSES:
Accounting                     $   7,000            8,000           33,000
Legal                             10,000           20,104           80,104
Rent - Note 3                      4,800            4,800           22,800
Filing Fee                            52               50              325
Contributed Services - Note 5     70,000           70,000          388,120
Other Start Up Costs                   0                0           15,000
                               ----------        ----------       ----------

Total Operating Expenses          91,852           102,954          539,401
                               ----------        ----------       ----------
Operating Loss                   (91,852)       $(102,954)       $(539,401)
                               ----------        ----------       ----------
NET LOSS                         (91,852)       $(102,954)       $(539,401)

NET LOSS PER SHARE              $(  0.02)        $   (0.02)         $(0.14)
                               ----------        ----------       ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          5,000,000         5,000,000        3,162,872
                               ----------        ----------       ----------

The accompanying notes are an integral part of these financial statements.

                     WESTMINSTER MEDICAL INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED MAY 31, 2003 AND
       FROM DECEMBER 29, 1995 (INCEPTION) TO MAY 31, 2003


                               For the Year      For the Year       From
                                  Ended             Ended        Inception to
                               May 31, 2003      May 31, 2002    May 31, 2003
                               -------------     ------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                          $ (91,852)       $(102,954)       $(539,401)
                                   ---------        ---------        --------
Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
 Decrease/Increase
 In Accrued Expenses                 19,452           (3,346)          52,406
Net Decrease/Increase
Assets/Liabilities
Additional paid in capital           72,400           72,400          400,045
Net Cash Used in
Operating Activities                (91,852)         (33,900)         (86,950)
Cash flows from
Financing activities                      0           33,900          71,950
Proceeds from Issuance of
Common Stock                              0                0          15,000
Total Financing Activities                0                0          86,950
                                   ---------         --------       ---------
Net Change in Cash                        0                0               0

Cash at Beginning of Period               0                0               0

Cash at End of Period               $     0          $     0          $    0
                                   ---------         --------       ---------

The accompanying notes are an integral part of these financial statements.

                            WESTMINSTER MEDICAL INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO MAY 31, 2003

                                                                     Total
                    COMMON STOCK ISSUED    Additional Accumulated Shareholders'
                    SHARES    PAR VALUE    Paid in Cap   Deficit     Equity
                  -----------------------------------------------------------

ISSUANCE OF
6,000,000
SHARES
August 27, 1996     6,000,000   $ 6,000      $     0     $(6,000)  $     0

ISSUANCE OF
900,000 Shares
October 22, 1996      900,000       900        8,100     $(9,000)  $     0

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1997          0         0           25     ( 5,075)  ( 5,050)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1997        6,900,000     6,900        8,125     (20,075)  ( 5,050)

NET LOSS
FOR THE YEAR
ENDED MAY 31, 1998          0         0       32,130     (32,130)        0
                  -----------------------------------------------------------
BALANCE
MAY 31, 1998        6,900,000     6,900       40,255     (52,205)  ( 5,050)

One for 5 Reverse
Stock Split
December 28, 1998  (5,520,000)   (5,520)       5,520           0         0

ISSUANCE OF
3,620,000 SHARES
December 28, 1998   3,620,000     3,620       (3,620)          0         0

NET LOSS FOR THE
YEAR ENDED
MAY 31, 1999                0         0       78,290     (92,190)  (13,900)
                  -----------------------------------------------------------
BALANCE
MAY 31, 1999        5,000,000    $5,000     $120,445   $(144,395) $(18,950)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2000                0         0       72,400     (99,850)  (27,450)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2000        5,000,000    $5,000     $192,845   $(244,245) $(46,400)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2001                0         0       72,400    (100,350)  (27,950)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2001        5,000,000    $5,000     $265,245   $(344,595) $(74,350)

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2002                0         0       72,400    (102,954)  (30,554)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2002        5,000,000    $5,000     $337,645   $(447,549)$(104,904)
                  ===========================================================

NET LOSS FOR THE
YEAR ENDED
MAY 31, 2003                0         0       72,400     (91,852)  (19,452)
                  -----------------------------------------------------------
BALANCE
MAY 31, 2003        5,000,000    $5,000     $410,045   $(539,401)$(124,356)
                  ===========================================================


The accompanying notes are an integral part of these financial statements.

                    WESTMINSTER MEDICAL INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                            MAY 31, 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Westminster Medical Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers Inc. On December 10,2002 the Company changed its name to Westminster Medical Inc.

The Company is a development stage company and currently has no material operations. The directors are now determined that the Company should become active in seeking potential business opportunities within the intent to acquire or merge with such businesses.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

B. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2003 no revenue and a net loss from operations of ($539,401). As of May 31, 2003, the Company had a net capital deficiency of $(124,356).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Westminster Medical Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.


NOTE 5- CONTRIBUTED SERVICES

On December 15, 1997 two of the Company's officers began rendering services on behalf of the Company at no cost. A third officer also rendered services beginning November 3, 1998 for just over two months. The fair market value is $2,917 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 6- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of May 31, 2003, European Technology Investments Limited has paid $71,950 of expenses on behalf of Westminster Medical, Inc. European Technology Investments Limited will lend up to $80,000 to the Company upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. The Company intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements.

NOTE 8 - POST AUDIT DATE EVENT

On July 25, 2003 the Company changed its name to Bioaccelerate, Inc.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Basil R. Parker       54    President and Director        None
Linden Boyne          60    Secretary-Treasurer
                            and Director                  None


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:



Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores and was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallahers for GBP85 million. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfitters. Rosegold Ltd., Shopfitters, is an entity whose major business is preparing stores to open for trade and revamping and renovating old stores. Mr. Boyne is the secretary of Rosegold Ltd., Shopfitters, Alexander Wolfe, Inc., The position of Secretary entails ensuring that the corporate and financial records of the Company as well as the board minutes and statutory returns are kept up to date at all times.

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

Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended May 31, 2003 nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended May 31, 2003.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

European Technology
Investments Ltd.              1,932,739                   38.6%
41 Central Chambers,
Dame Court, Dublin 2

Ascot Group UK Limited          300,000                   6%
Talbot House, High Street,
Crowthorne, Berks

Astrid Property Holdings Ltd    600,000                   12%
25 Turnbulls Lane
Gibraltar


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,000,000 shares of common stock outstanding on May 31, 2003.

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


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended May 31, 2003, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended May 31, 2003, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended May 31, 2003 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c).
10.1 Form 8-K September 19, 2003.
10.2 Basil Parker Certification
10.3 Linden Boyne Certification

99.1
99.2

(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

A Form 8-K was filed on September 19th, 2003 which is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of Bioaccelerate, Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


Bioaccelerate, Inc.
-------------------------------
(Registrant)
Date: October 14, 2002

By: /s/ B.R. Parker
    -------------------
    President and Director

By: /s/ Linden Boyne
    -------------------
    Secretary and Director