Form 10QSB
period 2003-08-31
BIOACCELERATE INC
filed 2003-10-16
CIK 1090291

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       -----------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2003

       -----------------------------------------------------------------

                            BIOACCELERATE INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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
                                                        ------------


As of August 31, 2003, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 16

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


                           BIOACCELERATE, INC.
                      (A Development Stage Company)
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                     As Of            As Of
                                                August 31, 2003   May 31, 2003
                                                 (Unaudited)       (Audited)
                                                  ---------        ---------
ASSETS
Current Assets                                    $       0        $       0
Other Assets                                              0                0
                                                  _________        _________
TOTAL ASSETS                                      $       0        $       0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                  $   6,013        $       0

Accrued Expenses                                     53,006           52,406
                                                  _________        _________
Total Current Liabilities                            59,019           52,406

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6                            71,950           71,950
                                                  _________        _________
Total Liabilities                                 $ 130,969        $ 124,356

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,000,000 Shares                                     5,000            5,000
Additional Paid in Capital                          428,145          410,045
Deficit Accumulated During the
Development Stage                                  (564,114)        (539,401)
                                                  _________        _________

Total Stockholders' Equity                         (130,969)        (124,356)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $       0        $       0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          BIOACCELERATE, INC.
                     (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)


                                                  For the           For the
                                                3 Mos Ended       3 Mos Ended
                                              August 31 2003     August 31,2002
                                                -----------       ------------

TOTAL REVENUES:                                 $         0       $         0

OPERATING EXPENSES:
 Accounting                                           3,500             1,750
 Legal                                                2,500             2,500
 Rent (Note 3)                                        1,200             1,200
Filing Fee                                               13                13
Contributed Services
       (Note 5)                                      17,500            17,500
                                                ___________       ___________
Total Operating Expenses                             24,713            22,963

Operating Loss                                  $   (24,713)          (22,963)

NET LOSS                                            (24,713)          (22,963)


NET LOSS PER SHARE                                     (.00)             (.00)

Weighted Average
  Number of Shares
  Outstanding                                     5,000,000         5,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (unaudited)

                                             For the 3 mos    For the 3 mos
                                                 Ended            Ended
                                            August 31, 2003  August 31, 2002
                                               ----------      ---------

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                        $(24,713)      $(22,963)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                                             600            600
    Contributed Services                          17,500         17,500

Decrease in Accounts Payable and
 Accrued Expenses                                  6,613         (5,737)
                                                ________       ________

Total Adjustments                               $ 24,713       $ 12,363
Net Cash Used in
Operating Activities                                   0        (10,600)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd                         0        (10,600)
                                                ________       ________
Net Cash Provided
by Financing Activities                                0         10,600

Net Change in Cash                                     0              0

Cash at Beginning of Period                            0              0
Cash at End of Period                           $      0              0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                       0              0
Corporate Taxes                                 $      0              0


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Westminster Medical Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers Inc. On December 10,2002 the Company changed its name to Westminster Medical Inc. On July 25, 2003 the Company changed its name to Bioaccelerate Inc.

The Company is a development stage company and currently has no material operations. The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003.


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

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 2003 no revenue and a net loss from operations of ($564,114). As of August 31, 2003, the Company had a net capital deficiency of $(130,969).

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

The Financial Statements filed in Item 1 of this 10QSB filing, reflect the financial condition of the company as at the end of its last fiscal year at 31st May 2003.

The Company filed a Form 8-K on 19th September 2003 reporting that the company had acquired UK based Pharma Manufacturing Services Limited. An amendment to form 8-K will be filed within 60 days of 19th September, 2003 which will include the required financial statements of Pharma Manufacturing Services Limited.


REVENUE

For the three month period ended August 31, 2003, the Company had no revenue.


OPERATING EXPENSES

During the three month period ending August 31, 2003 we incurred $24,713 of operating expenses, as compared to $22,963 for the three month period ended August 31, 2003. This decrease was mostly contributable to a reduction in legal costs.

NET LOSS

Our net loss for the three month period ending August 31, 2003 was $24,713, as compared to a net loss for the three month period ending August 31, 2002 of $22,963.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations.

We have an accumulated deficit of $564,114 as at August 31, 2003. We plan to meet our working capital needs in the coming fiscal year through a combination of financing and the possible realization of assets in the Company's holdings.

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


Item 5.   Other information

The Company entered into a letter of intent on 24th July, 2003 to acquire Pharma Manufacturing Services Limited, a UK Corporation.

Pharma Manufacturing Services Limited is a company that acquires and develops pharmaceutical assets, both corporate and physical. The Company currently has equity interests in 7 Biopharmaceutical companies. The Company was formed to take advantage of the burgeoning biopharmaceutical marketplace. The Company's feels it has a niche in the creation of shareholder value through the development of both compounds and the companies that will commercialize those compounds. The Companies that the Company currently has equity interests in focus on five vertical disease areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and anti-viral, all disease areas with a current combined market value of $200 billion.


Item 6.   Exhibits and Reports on Form 8-K

A form 8-K was filed on September 19, 2003 which is hereby incorporated by reference.

Exhibit
10.1
10.2

99.1
99.2

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOACCELERATE INC
-------------------------------
(Registrant)
Date: October 15, 2003

By: /s/ B.R. Parker
    -----------------
    President