Form 10QSB
period 2003-11-30
BIOACCELERATE INC
filed 2004-02-11
CIK 1090291

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2003


                               BIOACCELERATE INC.
             (Exact name of registrant as specified in its charter)


                               BIOACCELERATE INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        13-4032994
          --------                                        ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

16th Floor, 666 Third Avenue
New York, NY                                                  10017
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                   Registrant's telephone number 212 697 1978


 As of February 9, 2003, the following shares of the Registrant's common stock
                          Were issued and outstanding:

                    22,781,014 shares of voting common stock

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                      As Of            As Of
                                                November 30, 2003   May 31, 2003
                                                  (Unaudited)       (Audited)
                                                -----------------   ------------
ASSETS
Current Assets
Cash & cash Equivalents                             $ 1,405,000               0
Investments                                              10,868     $         0
Goodwill                                                988,698               0
                                                    -----------     -----------
TOTAL ASSETS                                        $ 2,404,566     $         0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                    $    61,600     $         0

Accrued Expenses                                              0          52,406
                                                    -----------     -----------
Total Current Liabilities                                61,600          52,406

Other Liabilities
 Loan Payable - European Technology
 Investments Ltd - Note 6                                     0          71,950
                                                    -----------     -----------
Total Liabilities                                   $    61,600     $   124,356

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 19,000,000 Shares                                       19,625           5,000
Additional Paid in Capital                            1,994,055         410,045
Deficit Accumulated During the
Development Stage                                      (625,714)       (539,401)
                                                    -----------     -----------

Total Stockholders' Equity                            2,342,966        (124,356)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $ 2,404,566     $         0



The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)



                                                  For the           For the
                                                3 Mos Ended       3 Mos Ended
                                             November 30 2003   November 30,2002
                                             ----------------   ----------------

TOTAL REVENUES:                                $          0      $          0

OPERATING EXPENSES:
 Accounting                                          30,000             1,750
 Legal                                               25,000             2,500
 Rent (Note 3)                                        6,600             1,200
Filing Fee                                                0                13
Contributed Services
       (Note 5)                                           0            17,500
                                               ------------      ------------
Total Operating Expenses                             61,600            22,963

Operating Loss                                 $    (61,600)          (22,963)

NET LOSS                                            (61,600)          (22,963)


NET LOSS PER SHARE                                    (.003)             (.00)

Weighted Average
  Number of Shares
  Outstanding                                    19,625,000         5,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (UNEDITED)



CASH FLOWS FROM OPERATING
ACTIVITIES:
                                               For the 3 mos    For the 3 mos
                                                   Ended            Ended
                                             November 30,2003  November 30,2002
                                             ----------------  ----------------

Net Loss                                          $(61,600)      $(22,963)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed by Shareholders for:
    Rent                                                 0            600
    Contributed Services                                00         17,500

Increase / Decrease in Accounts Payable
 and Accrued Expenses                               61,600         (5,737)
                                                  --------       --------

Total Adjustments                                 $ 61,600       $ 12,363
Net Cash Used in
Operating Activities                                     0        (10,600)


CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable -
 European Tech Investments Ltd                           0        (10,600)
                                                  --------       --------
Net Cash Provided
by Financing Activities                                  0         10,600

Net Change in Cash                                       0              0

Cash at Beginning of Period                              0              0
Cash at End of Period                             $      0              0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                         0              0
Corporate Taxes                                   $      0              0


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: Bioaccelerate Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers Inc. On December 10, 2002 the Company changed its name to Westminster Medical Inc. On July 25, 2003 the Company changed its name to Bioaccelerate Inc.

The Company is a development stage company and the directors focusing on opportunities both start ups and developing companies in the biopharmaceutical sector. On 31st August 2003 the holders of Common stock agreed to a 5 for 1 reverse of the issued shares capital. This had the effect of reducing the Common stock from 5million shares to 1million shares.
 The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003 and the acquisition was completed on September 1st 2003 by the issue of 18,000,000 post reverse split shares of Common Stock.

Pharma Manufacturing Services Limited (PMSL) is a company that acquires and develops pharmaceutical assets, both corporate and physical. It currently has equity interests in 8 Biopharmaceutical companies. PMSL was formed to take advantage of the burgeoning biopharmaceutical marketplace and has a niche in the creation of shareholder value through the development of compounds and also the companies that will commercialize those compounds. The Companies in which it currently has equity interests focus on five medical areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-viral, areas with a current combined market value of $200 billion.


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

C. the Company has investments in developing technology companies. The valuation of these investments is based on a company's share price discounted, if shares are restricted, in relation to the period remaining before the shares can be traded freely.

NOTE 3 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations. The fair market value of the 600 square foot office at 32 Haymarket, London, UK is $2000 per month. The fair market value of the 400 square foot office at 666 Third Avenue 16th Floor New York is $200 per month.

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2003 no revenue and a net loss from operations of $625,714.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its further development. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the near term. Bioaccelerate, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.


NOTE 5- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of November 30, 2003, European Technology Investments Limited has paid $71,950 of expenses on behalf of Bioaccelerate, Inc. The loan was not evidenced by a note and the agreement called for no payment of interest. Under an agreement with the creditors (see note 7) this loan has now been exchanged for Common stock in Bioaccelerate, Inc.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in earlier financial statements. Following the acquisition of PMSL the creditors in that company and the creditors of Bioaccelerate Inc agreed to accept post split common stock to the value of their outstanding invoices. This resulted in the issue of a further 625,014 shares of Common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

The Company up until November 30, 2003 was a development stage company and its principal business purpose was to develop assets in the pharmaceutical industry.

The Financial Statements filed in Item 1 of this 10QSB filing, reflect the financial condition of the company as at the end of its last fiscal year at 31st May 2003 and the subsequent six month period.

The Company filed a Form 8-K on September 19,, 2003 reporting that the company had acquired UK based Pharma Manufacturing Services Limited. An amendment to form 8-K was filed on November 28, 2003 which included the required financial statements of Pharma Manufacturing Services Limited.

Pharma Manufacturing Services Limited (PMSL) is a company that acquires and develops pharmaceutical assets, both corporate and physical. It currently has equity interests in 8 Biopharmaceutical companies. PMSL was formed to take advantage of the burgeoning biopharmaceutical marketplace and has a niche in the creation of shareholder value through the development of compounds and also the companies that will commercialize those compounds. The Companies in which it currently has equity interests focus on five medical areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-viral, areas with a current combined market value of $200 billion.


REVENUE

For the six month period ended November 30, 2003, the Company had no revenue.

OPERATING EXPENSES

During the three month period ending November 30, 2003 we incurred $61,600 of operating expenses, as compared to $22,963 for the three month period ended November 30, 2002. This increase was mostly due to increased legal and accounting costs incurred in preparation for fund raising.

NET LOSS

Our net loss for the three month period ending November 30, 2003 was $61,600 as compared to a net loss for the three month period ending November 30, 2002 of $22,963.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant and increasing net losses. In the event that our current business plan does not meet expectations we anticipate that we may continue to incur significant operating losses.

We have an accumulated deficit of $625,714 as at November 30, 2003. We plan to meet our working capital needs and finance our growth plan during the coming fiscal year through a combination of financing, equity capital and the possible realization of assets in the Company's holdings. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.
We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. Our limited operating history, including our losses, primarily reflects the operations at this early stage in its development.

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

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

A form 8-K/A was filed on November 28, 2003 which is hereby incorporated by reference.

Exhibit
10.1
10.2
99.1
99.2

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOACCELERATE INC
----------------------
(Registrant)
Date: October 15, 2003

                                                By: /s/ B.R. Parker
                                                    -----------------
                                                    President

                                 CERTIFICATIONS

                         I, Basil Parker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bioaccelerate Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

                                           /s/ Basil Parker
                                           -------------------------
                                           Basil Parker
                                           President & Director

I, Linden Boyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bioaccelerate Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

                                                /s/ Linden Boyne
                                                -----------------------
                                                Linden Boyne
                                                Secretary and Director