Form 10QSB/A
period 2003-11-30
BIOACCELERATE INC
filed 2004-03-17
CIK 1090291

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


                   Registrant's telephone number 212 897 6849

  As of February 9, 2003, the following shares of the Registrant's common stock
                          Were issued and outstanding:

                    22,781,014 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 3.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 4.   SUBSEQUENT EVENTS . . . . . . . . . . . . . 9

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                      As Of            As Of
                                                November 30, 2003   May 31, 2003
                                                  (Unaudited)       (Audited)
                                                -----------------   ------------
ASSETS
Current Assets
Cash & cash Equivalents                             $ 1,405,000               0
Investments                                              10,868     $         0
Goodwill                                                      0               0
                                                    -----------     -----------
TOTAL ASSETS                                        $ 1,415,868     $         0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                    $    61,600     $   883,656
Accrued Expenses                                              0               0
                                                      ---------     -----------
Total Current Liabilities                                61,600         883,656

Other Liabilities                                             0               0
                                                      -----------   -----------
Total Liabilities                                   $    61,600     $   883,656
Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 19,000,000 Shares                                       19,625               3
Additional Paid in Capital                            1,411,941               0
Other Comprehensive Income                            1,405,000               0
Translation adjustment                                        0         (34,992)
Deficit Accumulated During the
Development Stage                                    (1,482,298)       (848,664)
                                                    -----------     -----------
Total Stockholders' Equity                            1,354,268        (883,653)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $ 1,415,868     $         3

The accompanying notes are an integral part of these financial statements

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                       For the          For the        From
                                     3 Mos Ended      3 Mos Ended     Inception
                                   November 30 2003 November 30,2002
                                   ---------------  ---------------- -----------

TOTAL REVENUES:                      $         0     $         0     $        0

OPERATING EXPENSES:
 Accounting                               30,000               0        267,458
 Legal                                    25,000               0         25,000
 Rent                                      6,600               0        124,720
 Research & Development                  947,000
 General                                 118,120
                                     -----------     -----------     ----------
Total Operating Expenses                  61,600               0      1,482,298

Operating Loss                       $   (61,600)              0     (1,482,298)
                                     -----------     -----------     ----------
NET LOSS                                 (61,600)              0     (1,482,298)


NET LOSS PER SHARE                         (.003)           (.00)

Weighted Average
  Number of Shares
  Outstanding                         19,625,014               2


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (UNEDITED)

CASH FLOWS FROM OPERATING
ACTIVITIES:

                                          For the 3    For the 3        From
                                          Mos Ended   Mos Ended     Inception
                                         Nov 30,2003  Nov 30,2002
                                        ------------  ------------  -----------

Net Loss                                 $   (61,600)  $         0  $(1,482,298)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital                                           1,411,941

Increase / Decrease in Accounts Payable
and Accrued Expenses                          61,600             0       61,600
                                         -----------   -----------  -----------

Total Adjustments                        $    61,600   $         0    1,473,541
Net Cash Used in
Operating Activities                               0             0       (8,757)

CASH FLOWS FROM FINANCING
ACTIVITIES:



Investments made                                                        (10,868)
Common Stock Issued                                0             0       19,625


Net Cash Provided
by Financing Activities                            0             0        8,757

Net Change in Cash                                 0             0            0

Cash at Beginning of Period                        0             0            0
Cash at End of Period                    $         0             0            0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                   0             0            0
Corporate Taxes                          $         0             0            0


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO MAY 31, 2003

                                                                      TOTAL
                     COMMON STOCK ISSUED    ADDITIONAL ACCUMULATED SHAREHOLDERS'
                    SHARES    PAR VALUE    PAID IN CAP   DEFICIT     EQUITY
                  -----------------------------------------------------------
Issuance of
6,000,000
Shares
August 27, 1996     6,000,000   $ 6,000      $     0     $(6,000)  $     0

Issuance of
900,000 Shares
October 22, 1996      900,000       900        8,100     $(9,000)  $     0

Net loss
for the year
ended MAY 31, 1997          0         0           25     ( 5,075)  ( 5,050)
                  -----------------------------------------------------------
Balance
MAY 31, 1997        6,900,000     6,900        8,125     (20,075)  ( 5,050)

Net loss
for the year
ended MAY 31, 1998          0         0       32,130     (32,130)        0
                  -----------------------------------------------------------
Balance
MAY 31, 1998        6,900,000     6,900       40,255     (52,205)  ( 5,050)

One for 5 Reverse
Stock Split
December 28, 1998  (5,520,000)   (5,520)       5,520           0         0


Issuance of
3,620,000
shares
December 28, 1998   3,620,000     3,620       (3,620)          0         0

Net loss for the
year ended
MAY 31, 1999                0         0       78,290     (92,190)  (13,900)
                  -----------------------------------------------------------
Balance
MAY 31, 1999        5,000,000    $5,000     $120,445   $(144,395) $(18,950)

Net loss for the
year ended
MAY 31, 2000                0         0       72,400     (99,850)  (27,450)
                  -----------------------------------------------------------
Balance
MAY 31, 2000        5,000,000    $5,000     $192,845   $(244,245) $(46,400)

Net loss for the
year ended
MAY 31, 2001                0         0       72,400    (100,350)  (27,950)
                  -----------------------------------------------------------
Balance
MAY 31, 2001        5,000,000    $5,000     $265,245   $(344,595) $(74,350)

Net loss for the
year ended
MAY 31, 2002                0         0       72,400    (102,954)  (30,554)
                  -----------------------------------------------------------
Balance
MAY 31, 2002        5,000,000    $5,000     $337,645   $(447,549)$(104,904)
                  ===========================================================

Net Loss For The
Year Ended
MAY 31, 2003                0         0       72,400     (91,852)  (19,452)
                  -----------------------------------------------------------
Balance
MAY 31, 2003        5,000,000    $5,000     $410,045   $(539,401)$(124,356)
                  ===========================================================
1 for 5 Reverse
Stock Split
August 31, 2003    (4,000,000)   (4,000)      1,000        0          0
                  -----------------------------------------------------------
Issuance of
625,014 Shares
August 31, 2003       625,014     625         1,625        0          0
                  -----------------------------------------------------------
Issuance Of
18,000,000 Shares  18,000,000    $18,000      19,625        0          0
August 31, 2003
                  -----------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

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

The Company is a development stage company examining opportunities in both start ups and developing companies in the biopharmaceutical sector. On 31st August 2003 the holders of Common stock agreed to a 5 for 1 reverse of the issued shares capital. This had the effect of reducing the Common stock from 5million shares to 1million shares. The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003 and the acquisition was completed on September 1st 2003 by the issue of 18,000,000 post reverse split shares of Common Stock. This has the effect of transferring control of the company to the former shareholders of Pharma Manufacturing Services Limited and the Directors consider that this makes Pharma Manufacturing Services the acquiror for accounting purposes.

Pharma Manufacturing Services Limited (PMSL) is a company that acquires and develops pharmaceutical assets, both corporate and physical. As at November 30, 2003 has equity interests in 8 Biopharmaceutical companies. The eight companies referred to in the are all private and were founded by Pharma Manufacturing. As they are all private, development stage companies involved in licensing technology, that is then developed, the Directors consider that these companies should be included at par value in the accounts. Pharma Manufacturing Services Ltd has, through its subsidiary Bioaccelerate Limited a BVI comporation, an option to purchase 500,000 shares of Common stock of Biovision Inc an AMEX quoted corporation. The option was granted at $1.25 per share and has been valued in the balance sheet at the price on November 30, 2003 of $4.06.

PMSL was formed to take advantage of the burgeoning biopharmaceutical marketplace through the development of compounds and also the companies that will commercialize those compounds. The Companies in which it currently has equity interests focus on five medical areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-viral, areas with a current combined market value of $200 billion.

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

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon developing its subsidiary companies by raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2003 no revenue and a net loss from operations of $625,714.

The Company will require additional capital in the future principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its further development. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the near term. Bioaccelerate, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. (See note 4 )

NOTE 4- LOAN PAYABLE (EUROPEAN TECHNOLOGY INVESTMENTS LIMITED)

As of November 30, 2003, European Technology Investments Limited has paid $71,950 of expenses on behalf of Bioaccelerate, Inc. The loan was not evidenced by a note and the agreement called for no payment of interest. Under an agreement with the creditors (see note 5) this loan has now been exchanged for Common stock in Bioaccelerate, Inc.

NOTE 5 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in earlier financial statements. Following the acquisition of PMSL the creditors in that company and the creditors of Bioaccelerate Inc agreed to accept post split common stock to the value of their outstanding invoices. This resulted in the issue of 625,014 shares of Common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

The Company up until November 30, 2003 was a development stage company and its principal business purpose was to develop assets in the pharmaceutical industry. The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003 and the acquisition was completed on September 1st 2003 by the issue of 18,000,000 post reverse split shares of Common Stock. This has the effect of transferring control of the company to the former shareholders of Pharma Manufacturing Services Limited and the Directors consider that this makes Pharma Manufacturing Services the acquiror for accounting purposes.

The Financial Statements filed in Item 1 of this 10QSB filing, reflect the financial condition of the company as at the end of its last fiscal year at 31st May 2003 and the subsequent six month period.

The Company filed a Form 8-K on September 19, 2003 reporting that the company had acquired UK based Pharma Manufacturing Services Limited. Amendment to form 8-K were filed on November 28, 2003 and March 12, 2004 which included further information and the required financial statements of Pharma Manufacturing Services Limited.

Pharma Manufacturing Services Limited (PMSL) is a company that acquires and develops pharmaceutical assets, both corporate and physical. It currently has equity interests in 8 Biopharmaceutical companies.. As they are all private development stage companies involved in licensing technology that is then developed the Directors consider that these companies should currently be included at par value in the accounts.

PMSL was formed to take advantage of the burgeoning biopharmaceutical marketplace through the development of compounds and also the companies that will commercialize those compounds. The Companies in which it currently has equity interests focus on five medical areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-viral, areas with a current combined market value of $200 billion.

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

BIOACCELERATE INC
(Registrant)
Date: October 15, 2003


By: /s/ B.R. Parker
    -----------------
    President