Form 10QSB
period 2004-02-29
BIOACCELERATE INC
filed 2004-04-29
CIK 1090291

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2004

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


                   Registrant's telephone number 646 723 8946

                       As of April 29, 2004, the following
                        shares of the Registrant's common
                       stock Were issued and outstanding:

                    24,893,114 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) . . . . . 6
          Note 1.   NATURE OF BUSINESS . . . . . . . . . . . . .7
          Note 2.   SIGNIFICANT ACCOUNTING POLICIES
                    AND BASIS OF PRESENTATION. . . . . . . . . .8
          Note 3.   MINORITY INTEREST. . . . . . . . . . . . . .9
          Note 4.   EQUITY INVESTMENTS. . . .  . . . . . . . . .9
          Note 5.   LIQUIDITY . . . . . . . . . . . . . . . . .10



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

Item 5.   Exhibits . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                           As Of             As Of
                                                      February 29, 2004   May 31, 2003
                                                        (Unaudited)        (Audited)
                                                     -----------------   ------------
ASSETS
Current Assets
Cash & cash Equivalents                                $  4,169,432       $          0
Investments                                               2,562,333                  0
Other accounts receivable                                         0                  3
Loans receivable                                            566,920                  0


Tangible Fixed assets                                        32,099                  0
Other long term investments                                  11,788                  0
Intangible Assets, Net                                    1,681,464                  0
Investments in Associates                                 2,167,153                  0
                                                       ------------       ------------
TOTAL ASSETS                                           $ 11,191,189       $          3
                                                       ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                       $    642,191       $    883,656
Other Current Liabilities                                   259,554                  0
Minority Interest                                           770,260                  0
                                                       ------------       ------------
Total Current Liabilities                                 1,672,005            883,656

Other Liabilities                                           263,893                  0
                                                       ------------       ------------
Total Liabilities                                      $  1,935,898       $    883,656


Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 24,725,014 Shares                                           24,725                  3
Additional Paid in Capital                                6,373,591                  0
Other Comprehensive Income                                5,428,529            (34,992)
Deficit Accumulated During the
Development Stage                                        (2,571,554)          (848,664)
                                                       ------------       ------------
Total Stockholders' Equity                                9,255,291           (883,653)
                                                       ------------       ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                  $ 11,191,189       $          3
                                                       ============       ============


The accompanying notes are an integral part of these financial statements

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)


                               For the 9          For the 9          For the 3          For the 3
                              Mons Ended         Mons Ended         Mons Ended         Mons Ended            From
                              Feb29,2004         Feb28,2003         Feb29,2004         Feb28,2003          Inception
                             ------------       ------------       ------------       ------------       ------------
TOTAL REVENUES:              $          0       $          0       $          0       $          0       $          0

OPERATING EXPENSES:
 Accounting                       152,952             70,403             21,000             29,153            294,396
 Legal                             51,000                  0             26,000                  0             51,000
 Rent                              72,576             35,201             15,000             19,373            143,298
 Research & Development           407,808            281,610                  0            281,610            973,583
 General                          428,493             35,201            406,306             35,201            499,216
                             ------------       ------------       ------------       ------------       ------------
Total Operating
Expenses                        1,112,829            422,415            468,306            473,565          1,961,493
                             ------------       ------------       ------------       ------------       ------------
Operating Loss                 (1,112,829)          (422,415)          (468,306)          (473,565)        (1,961,493)
Share of Losses in
Associates                       (610,061)                 0           (130,468)                 0           (610,061)
                             ------------       ------------       ------------       ------------       ------------
NET LOSS                       (1,722,890)          (422,415)          (598,774)          (473,565)        (2,571,554)
                             ============       ============       ============       ============       ============

NET LOSS PER SHARE                 (0.089)            (0.023)            (0.029)            (0.026)            (0.137)

Weighted Average
  Number of Shares
  Outstanding                  19,416,667         18,000,000         20,625,000         18,000,000         18,796,875


The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (UNAUDITED)

CASH FLOWS FROM OPERATING
ACTIVITIES:


                                                            For the 9         For the 9
                                                          Months Ended       Months Ended           From
                                                           Feb 29,2004       Feb 28,2003          Inception
                                                          ------------       ------------       ------------
NET LOSS                                                    (1,722,890)          (422,415)        (2,571,554)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Change in assets and liabilities net
of effects from purchase of subsidiary:

 Increase in Loans receivable                               (1,167,633)                 0         (1,167,636)
 Increase/(Decrease)in accounts payable                      2,359,251            426,708          3,242,907
 Increase in other current liabilities                         523,447                  0            523,447
                                                          ------------       ------------       ------------
          Total adjustments                                  1,715,065            426,708          2,598,718
                                                          ------------       ------------       ------------
Net cash provided by operating activities                       (7,825)             4,293             27,164
                                                          ------------       ------------       ------------

Effect of exchange rate changes                               (232,145)            (4,293)          (267,137)

Cash flows utilised in investing activities:
 Increase in Fixed Assets                                      (32,099)                 0            (32,099)
 Increase in Investments                                    (5,709,121)                 0         (5,709,121)
 Increase in Investments in Associates                      (4,167,153)                 0         (4,167,153)
 Increase in Intangible Assets                              (1,681,464)                 0         (1,681,464)
 Increase in Minority Interest                                 770,260                  0            770,260
                                                          ------------       ------------       ------------
Net cash used in investing activities                      (10,819,577)                 0        (10,819,577)
                                                          ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New shares issued - Common Stock                               24,722                  0             24,725
 Additional paid in capital                                  6,373,591                  0          6,373,591
 Other Non-cash changes                                      5,695,666                  0          5,695,666
                                                          ------------       ------------       ------------
                                                            12,093,979                  0         12,093,979
                                                          ------------       ------------       ------------
Net Increase in Cash and Cash Equivalents                 $  1,034,432       $          0       $  1,034,432
                                                          ------------       ------------       ------------


Cash at Beginning of Period                                          0                  0                  0
                                                          ------------       ------------       ------------
Cash at End of Period                                     $  1,034,432       $          0       $  1,034,432
                                                          ------------       ------------       ------------

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                                     0                  0                  0
Corporate Taxes                                           $          0                  0                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

                                                BIOACCELERATE INC.
                                           (A Development Stage Company)
                                    STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          FROM INCEPTION TO FEB 29, 2004

                                                                                                   OTHER
                            COMMON         STOCK ISSUED       ADDITIONAL       ACCUMULATED      COMPREHENSIVE     SHAREHOLDERS'
                            SHARES          PAR VALUE        PAID IN CAP         DEFICIT           INCOME            EQUITY
                         -----------       -----------       -----------       -----------       -----------      -----------
Balance
AUG 31,2002                        2       $         3                 0                 0                 0                3
                         ===========       ===========       ===========       ===========       ===========      ===========
Net Loss For The
Period Ended
MAY 31,2003                        0                 0                 0          (883,656)                0         (883,656)
                         -----------       -----------       -----------       -----------       -----------      -----------
Balance
MAY 31,2003                        2                 3                 0          (883,656)                0         (883,653)
                         ===========       ===========       ===========       ===========       ===========      ===========
Stock issue
August 1,2003                    898             1,417                 0                 0                 0            1,417

Net Loss for the
Period Ended
August 31, 2003                    0                 0                 0          (537,042)                0         (537,042)
                         -----------       -----------       -----------       -----------       -----------      -----------
Balance
August 31,2003                   900             1,420                 0        (1,420,698)                0       (1,419,278)

-------------------------------------------------------------------------------------------------------------------------------

Reverse Merger
Bioaccelerate Inc
Sept 1,2003                     (900)           (1,420)                0           414,145                 0        1,419,278
                          19,000,000            19,000                 0          (564,114)                0           10,868

Issuance of
625,014 shares
Sept 1,2003                  625,014               625         1,561,910                 0                 0

Net Loss for the
Period Ended
November 30,2003                   0                 0                 0           (61,600)                0          (61,600)

Other Comprehensive
Income                             0                 0                 0                 0         1,405,000        1,405,000

-------------------------------------------------------------------------------------------------------------------------------

Balance
November 30,2003
                          19,625,014            19,625         1,411,941        (1,482,298)        1,405,000        1,354,268
Issuance of
5,100,000 shares
of Common stock
February 2004
                           5,100,000             5,100         4,961,650        (1,089,256)        4,023,529        7,901,023
                         -----------       -----------       -----------       -----------       -----------      -----------
Balance                   24,725,014            24,725         6,373,591        (2,571,554)        5,428,529        9,255,291
                         ===========       ===========       ===========       ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2004

NOTE 1 - NATURE OF BUSINESS

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

The Company is a development stage company examining opportunities in both start ups and developing companies in the biopharmaceutical sector. On 31st August 2003 the holders of Common stock agreed to a 5 for 1 reverse of the issued shares capital. This had the effect of reducing the Common stock from 5million shares to 1million shares. The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003 and the acquisition was completed on September 1st 2003 by the issue of 18,000,000 post reverse split shares of Common Stock. This has the effect of transferring control of the company to the former shareholders of Pharma Manufacturing Services Limited and the Directors consider that this makes Pharma Manufacturing Services the acquirer for accounting purposes.

Bioaccelerate was formed to take advantage of the burgeoning biopharmaceutical marketplace through the development of compounds and also the companies that will commercialize those compounds. The Companies in which it currently has equity interests focus on five medical areas, being Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-viral, areas with a current combined market value of $200 billion. Bioaccelerate is a company that acquires and develops pharmaceutical assets, both corporate and physical. As at February 29, 2004 the Company has equity interests in 8 Biopharmaceutical companies. The eight companies referred to, all private and were founded by PMSL. As they are all private, development stage companies involved in licensing technology, that is then developed, the Directors consider that these companies should not be valued in the accounts. In addition to the equity interests in the eight private companies above, Pharma Manufacturing Services Ltd has, through its subsidiary Bioaccelerate Limited a BVI corporation, an option to purchase 500,000 shares of Common stock of Bioenvision Inc an AMEX quoted corporation. The option was granted at $1.25 per share and has been valued in the balance sheet at the price on February 29, 2004 of $6.27 per share. Further to the September 1st acquisition agreement of PMSL the company completed the assignment of shares in two quoted companies, Enhance Biotech Inc and Evolve Oncology Inc, during January 2004. Enhance Biotech Inc has a number of Lifestyle compounds in development and its shares were quoted at $2.87 on February 29, 2004 valuing the investment at $15,491,781. The Company also owns 1,000,000 options and 1,333,333 warrants to acquire shares of Enhance Biotech, Inc. at an exercise price of $1.50. The options are exercisable through February 12, 2008 and the warrants are exercisable through November 2, 2008. The options and warrants are carried at market value in excess of the option and warrant price of $3,189,666. Evolve Oncology, Inc holds licenses to develop a number of Cancer treatment compounds. Its common stock was quoted at $3.55 on February 29, 2004 valuing the investment at $41,268,750 which has been accounted for using the equity method.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred. The unaudited condensed consolidated financial statements of Bioaccelerate, Inc., a Delaware corporation (the "Company"), presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required to be presented for complete financial statements. The accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

Results for the interim periods are not necessarily indicative of the results for the full years.

The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.

Research and Development
Research and development costs are expensed as incurred, including raw material costs required to manufacture products for clinical trials.

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

NOTE 3 - MINORITY INTEREST

The Company consolidated its majority owned subsidiaries and records a minority interest for the interest of third parties in the assets of certain subsidiary companies. Evolve Oncology, Inc. is a 54.2% owned subsidiary and is included in the consolidated financial statement at the historical cost of $11,625. The company owns 11,625,000 shares of Common Stock of Evolve Oncology, Inc. At February 29, 2004, the last sale price quoted for shares of Evolve Oncology, Inc. was $3.55 or a market value of $41,268,750.


NOTE 4 - EQUITY INVESTMENTS

The Company owns 5,397,833 shares (27.5%) of Enhance Biotech, Inc a publicly held biotech company. The Company carries its investment at a historical cost of $2,776,547, accounts for its investment in Enhance on the equity method and recorded a loss of $130,468 and $610,061 for the three months and nine months ended February 29, 2004. At February 29, 2004, the last sale price quoted for the Common Stock of Enhance Biotech, Inc. was $2.87 indicating a market value of $15,491,781. The Company also owns 1,000,000 options and 1,333,333 warrants to acquire shares of Enhance Biotech, Inc. at an exercise price of $1.50. The options are exercisable through February 12, 2008 and the warrants are exercisable through November 2, 2008. The options and warrants are carried at market value in excess of the option and warrant price of $3,189,666.


NOTE 5 - LIQUIDITY

The Company's viability as a going concern is dependent upon developing its subsidiary companies by raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to February 28, 2004 no revenue and a net loss from operations of
 $2,571,554.

The Company has raised capital through a Private Placement in February of its Common Stock. To date 5,100,000 shares of Common Stock were sold at $1.00 per share capital realizing approximately $5.1 million of net funds for general and administrative expenses and to fund costs associated with its further development. Bioaccelerate, Inc. does not have a working capital line of credit with any financial institution and therefore, future sources of liquidity will be limited to the Company's ability to continue equity funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

OVERVIEW

The Company up until February 29, 2004 was a development stage company and its principal business purpose was to develop assets in the pharmaceutical industry. The Company entered into a letter of intent to acquire Pharma Manufacturing Services Limited during the quarter ending 31st August 2003 and the acquisition was completed on September 1st 2003 by the issue of 18,000,000 post reverse split shares of Common Stock. This has the effect of transferring control of the company to the former shareholders of Pharma Manufacturing Services Limited and the Directors consider that this makes Pharma Manufacturing Services the acquiror for accounting purposes.

The Financial Statements filed in Item 1 of this 10QSB filing, reflect the financial condition of the company as at the end of its last fiscal year at 31st May 2003 and the subsequent nine month period.

The Company filed a Form 8-K on September 19, 2003 reporting that the company had acquired UK based Pharma Manufacturing Services Limited. Amendment to Form 8-K were filed on November 28, 2003 and March 12, 2004 which included further information and the required financial statements of Pharma Manufacturing Services Limited.

BUSINESS

Bioaccelerate Inc. ("Bioaccelerate" or the "Company") is a company that acquires and develops pharmaceutical compounds that have substantial medical and commercial value. As at February 28th the Company has majority equity interests in eight Biotech companies, and also holds minority equity interests in three Biotech companies. The Companies that Bioaccelerate currently has equity interests in focus on five vertical therapeutic areas; Cancer, Cardiovascular, Lifestyle, Central Nervous System, and Anti-Viral, these therapeutic areas have a current combined market value in excess of $200 billion.

Bioaccelerate's strategy utilizes a corporate infrastructure to accelerate the development of multiple early-stage compounds to Phase II/III clinical development. The company believes this creates a lower risk business model as Bioaccelerate's network enables a timely and cost effective passage through the initial clinical process up to Phase II/III where substantial incremental value is created.

Bioaccelerate's objective is to become a leading innovator, utilizing the latest technologies to cut down the cost and the amount of time that a drug spends in development. Bioaccelerate's strategy for achieving this objective is to create value by continuing to aggressively develop its existing companies and compounds, as well as;

o     to identify additional compounds for portfolio companies;

o to enter into partnering and co-development and marketing agreements with large pharmaceutical and other biotech companies, to speed time to market for the compounds being developed;

o use industry expertise, business contacts and insights of in house scientific and business management to develop synergies and establish collaborative agreements;

o making acquisition and strategic investments in companies that provide synergistic services to the portfolio companies; and

o to create substantial shareholder value through the development of existing and further portfolio companies, by making use of the deep asset base of identified compounds that Bioaccelerate has access to via established relationships.

Large Pharmaceutical companies need additional products to fill depleted pipelines, Bioaccelerate believes it has developed a cost effective process which provides a link between early stage drug candidates and large Pharmaceutical companies. Currently funding is increasingly only available from the capital markets for later stage companies. Bioaccelerate develops and consolidates multiple early stage products in stand alone companies in vertical therapeutic areas until critical mass and development milestones are achieved. At this stage the company is then ready to access further funding from the capital markets. This enables orphan/individual technologies an opportunity to be developed and gives academic institutions/scientists access to development capital for early stage compounds.

Bioaccelerate's drug development strategy includes in-licensing compounds from various academia, research centers, and medical centers where the company has developed extensive relationships. Bioaccelerate is constantly reviewing these development opportunities, to establish which products would be best suited to which company within the Bioaccelerate portfolio of companies.

Bioaccelerate has a proven management team with a broad base of experience in both pharmaceutical & biotechnology companies, as well as capital markets. The management team is responsible for company-wide initiatives, significant operating decisions and policymaking; working alongside a scientific advisory board whose function is to advise the Company on the scientific aspect of product selection and development.


REVENUE

For the nine month period ended February 29, 2004, the Company had no revenue.


OPERATING EXPENSES

During the three month period ending February 29, 2004 we incurred $468,306 of operating expenses, as compared to $473,565 for the three month period ended February 28, 2003.


NET LOSS

Our net loss for the three month period ending February 29, 2004 was $598,774 as compared to a net loss for the three month period ending February 28, 2003 of $473,565.


LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant and increasing net losses. In the event that our current business plan does not meet expectations we anticipate that we may continue to incur significant operating losses.

We have an accumulated deficit of $2,571,554 as at February 29, 2004. We plan to meet our working capital needs and finance our growth plan during the coming fiscal year through a combination of financing, equity capital and the possible realization of assets in the Company's holdings. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.

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

ITEM 5.  EXHIBITS


Exhibit

31.1 Certification of Basil Parker, President , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Linden Boyne, Director and Secretary, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Basil Parker , President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Linden Boyne, Director and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOACCELERATE INC
(Registrant) Date: April 29, 2004





By: /s/ B.R. Parker
    -----------------
    President