Form 10QSB/A
period 2004-02-29
BIOACCELERATE INC
filed 2004-05-18
CIK 1090291

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

Item 5.   Exhibits . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                               BIOACCELERATE, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     As Of
                                                   February            As Of
                                                   29, 2004         May 31, 2003
                                                  (Unaudited)        (Audited)
                                                 ------------      ------------
ASSETS
Current Assets
Cash & cash Equivalents                          $  4,169,432      $          0
Investments                                         2,562,333                 0
Other accounts receivable                                   0                 3
Loans receivable                                      566,920                 0

Tangible Fixed assets                                  32,099                 0
Other long term investments                            11,788                 0
Intangible Assets, Net                              1,681,464                 0
Investments in Associates                           2,167,153                 0
                                                 ------------      ------------
TOTAL ASSETS                                     $ 11,191,189      $          3
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                 $    642,191      $    883,656
Other Current Liabilities                             259,554                 0
Minority Interest                                     770,260                 0
                                                 ------------      ------------
Total Current Liabilities                           1,672,005           883,656

Other Liabilities                                     263,893                 0
                                                 ------------      ------------
Total Liabilities                                $  1,935,898      $    883,656

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000,000 Shares;
 Issued and Outstanding
 24,725,014 Shares                                     24,725                 3
Additional Paid in Capital                          6,373,591                 0
Other Comprehensive Income                          5,428,529           (34,992)
Deficit Accumulated During the
Development Stage                                  (2,571,554)         (848,664)
                                                 ------------      ------------
Total Stockholders' Equity                          9,255,291          (883,653)
                                                 ------------      ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                            $ 11,191,189      $          3
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

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Change in assets and liabilities net
of effects from purchase of subsidiary:

 Increase in Loans receivable                      (566,920)              0        (566,920)
 Increase/(Decrease)in accounts payable            (241,465)        426,708         642,191
 Increase in other current liabilities              523,447               0         523,447
                                               ------------    ------------    ------------
          Total adjustments                        (284,938)        426,708         598,718
                                               ------------    ------------    ------------
Net cash provided by operating activities        (2,007,828)          4,293      (1,972,836)
                                               ------------    ------------    ------------

Effect of exchange rate changes                          ~~          (4,293)        (34,995)

Cash flows utilised in investing activities:
 Increase in Fixed Assets                           (32,099)              0         (32,099)
 Increase in Investments                         (5,709,121)              0      (5,709,121)
 Increase in Investments in Associates           (2,167,153)              0      (2,167,153)
 Increase in Intangible Assets                   (1,681,464)              0      (1,681,464)
 Increase in Minority Interest                      770,260               0         770,260
                                               ------------    ------------    ------------
Net cash used in investing activities            (8,819,577)              0      (8,819,577)
                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New shares issued - Common Stock                    24,722               0          24,725
 Additional paid in capital                       6,373,591               0       6,373,591
 Other Non-cash changes                           5,463,524               0       5,463,524
                                               ------------    ------------    ------------
                                                 11,861,837               0      11,861,840
                                               ------------    ------------    ------------
Net Increase in Cash and Cash Equivalents      $  1,034,432    $          0    $  1,034,432
                                               ------------    ------------    ------------

Cash at Beginning of Period                               0               0               0
                                               ------------    ------------    ------------
Cash at End of Period                          $  1,034,432    $          0    $  1,034,432
                                               ------------    ------------    ------------

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                                          0               0               0
Corporate Taxes                                $          0               0               0

The accompanying notes and accountant's report are an integral part of these financial statements.

                               BIOACCELERATE INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO FEB 29, 2004

                                                                                         OTHER
                          COMMON       STOCK ISSUED    ADDITIONAL      ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                          SHARES        PAR VALUE      PAID IN CAP       DEFICIT         INCOME          EQUITY
                      -------------   -------------   -------------   -------------   -------------   -------------
Balance
AUG 31,2002                       2   $           3               0               0               0               3
                      =============   =============   =============   =============   =============   =============
Net Loss For The
Period Ended
MAY 31,2003                       0               0               0        (883,656)              0        (883,656)
                      -------------   -------------   -------------   -------------   -------------   -------------
Balance
MAY 31,2003                       2               3               0        (883,656)              0        (883,653)
                      =============   =============   =============   =============   =============   =============
Stock issue
August 1,2003                   898           1,417               0               0               0           1,417

Net Loss for the
Period Ended
August 31, 2003                   0               0               0        (537,042)              0        (537,042)
                      -------------   -------------   -------------   -------------   -------------   -------------
Balance
August 31,2003                  900           1,420               0      (1,420,698)              0      (1,419,278)

-------------------------------------------------------------------------------------------------------------------

Reverse Merger
Bioaccelerate Inc
Sept 1,2003                    (900)         (1,420)              0         414,145               0       1,419,278
                         19,000,000          19,000               0        (564,114)              0          10,868

Issuance of
625,014 shares
Sept 1,2003                 625,014             625       1,561,910               0               0

Net Loss for the
Period Ended
November 30,2003                  0               0               0         (61,600)              0         (61,600)

Other Comprehensive
Income                            0               0               0               0       1,405,000       1,405,000

-------------------------------------------------------------------------------------------------------------------

Balance
November 30,2003
                         19,625,014          19,625       1,411,941      (1,482,298)      1,405,000       1,354,268
Issuance of
5,100,000 shares
of Common stock
February 2004
                          5,100,000           5,100       4,961,650      (1,089,256)      4,023,529       7,901,023
                      -------------   -------------   -------------   -------------   -------------   -------------
Balance                  24,725,014          24,725       6,373,591      (2,571,554)      5,428,529       9,255,291
                      =============   =============   =============   =============   =============   =============

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