Form 10QSB/A
period 2004-09-30
BIOACCELERATE INC
filed 2004-11-23
CIK 1090291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-43126

                          BIOACCELERATE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         87-0650219
----------------------------------                            -----------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

                 712 Fifth Avenue, 19th Floor New York, NY 10019
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 897-6849
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                          Mobile Design Concepts, Inc.
   --------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of $.001 par value common shares outstanding at September 30, 2004:
37,518,557

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          BIOACCELERATE HOLDINGS, INC.
       (FORMERLY MOBILE DESIGN CONCEPTS, INC. A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30,2004

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalent                                           $    236,948
Marketable securities                                                18,248,690
Prepaid expenses                                                             --
Other accounts receivable                                                67,143
Other loans receivable                                                1,341,739
                                                                   ------------
TOTAL CURRENT ASSETS                                               $ 19,894,520

Tangible fixed assets, net                                              181,324
Intangible assets, net                                               16,340,013
Other long term investments                                             234,724
Investments in affiliates                                             3,304,086
                                                                   ------------
                                                                   $ 39,954,667
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                      1,320,445
Accrued expenses                                                        284,709
Loans payable                                                         2,292,783
Other current liabilities                                                    --
Deferred corporation tax                                              6,500,000
Minority interest                                                     6,487,454
                                                                   ------------
TOTAL LIABILITIES                                                    16,885,391
                                                                   ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value,                                           37,519
     Authorized 50,000,000 shares;
    37,518,557 shares issued and outstanding
Preferred Stock, $.001 par value,                                            --
     Authorized 1,000,000 shares;
     none issued
Additional paid in capital                                           19,235,583
Deficit accumulated in the development stage                         (5,833,109)
Accumulated other comprehensive income                                9,629,283
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           23,069,276
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 39,954,667
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months                  Four Months            From Inception
                                           Ended                         Ended                Oct 4, 2000 to
                                         September 30,                 September 30,            September 30,
                                    2004            2003            2004            2003           2004
                               ------------    ------------    ------------    ------------    ------------
Revenue                        $         --    $         --    $         --    $         --    $         --
Cost of Revenue                          --              --              --              --              --
                               ------------    ------------    ------------    ------------    ------------
Gross Profit                             --              --              --              --              --

Operating Expenses
General and Administrative          839,571         188,564       1,280,170         254,960       3,306,995
Research and Development          1,146,375         256,896       1,605,041         389,688       2,322,735
Depreciation                          6,816              --           8,331              --          10,851
                               ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES          1,992,762         445,460       2,893,542         644,648       5,640,581
                               ------------    ------------    ------------    ------------    ------------
Net Operating (Loss)             (1,992,762)       (445,460)     (2,893,542)       (644,648)     (5,640,581)

Interest Income                       1,350              --           1,769              --           1,769
                               ------------    ------------    ------------    ------------    ------------
Net (Loss) before Tax            (1,991,412)       (445,460)     (2,891,773)       (644,648)     (5,638,812)

Share of Losses in Associate        251,466              --         335,288              --         697,729
Minority Share of Losses           (158,580)             --        (342,854)             --        (503,432)
                               ------------    ------------    ------------    ------------    ------------
Net (loss) attributable
   to common stockholders        (2,084,298)       (445,460)     (2,884,207)       (644,648)     (5,833,109)
                               ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME
Foreign Currency
  Translation Adjustments             6,274         (27,449)         41,220         (69,628)       (119,407)
Unrealised gains/(losses) on
 securities:
Unrealised holding gains/
 (losses) arising during
 the period; net of tax             543,690       1,405,000        (326,310)      1,405,000       9,748,690
                               ------------    ------------    ------------    ------------    ------------
TOTAL COMPREHENSIVE
INCOME/(LOSS)                  $ (1,534,334)   $    932,091    $ (3,169,297)   $    690,724    $  3,796,174
                               ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                    (0.082)         (0.071)         (0.114)         (0.137)         (0.557)
                               ============    ============    ============    ============    ============
   Weighted Average
   SHARES OUTSTANDING            25,570,370       6,254,799      25,403,038       4,704,347      10,475,599
                               ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                From
                                                                       Four months           Inception to
                                                                    ended September 30,      September 30,
                                                                   2004            2003          2004
                                                                -------------------------    -----------
Cash flows from operating activities:
  Net (loss)                                                    (2,884,207)      (644,648)    (5,833,109)
  Adjustments to reconcile net(loss) to net cash
   (used) in operating activities:
   Depreciation and other non-cash charges                           8,331              0         10,851
   Minorities share of net losses incurred during the period      (342,854)             0       (503,432)
   Add back Share of losses in affiliates                          335,288              0        697,729

Changes in operating assets and liabilities
  (Increase) in other accounts receivable                          (66,476)        (1,307)       (67,143)
  (Increase) in other loans receivable                            (793,977)             0     (1,341,739)
  Increase/(decrease) in accounts payable                          258,234       (851,728)     1,320,445
  Increase in accrued expenses and other current liabilities        92,358        167,293        284,709

                                                                ------------   -----------    -----------
NET CASH (USED) IN OPERATING ACTIVITIES                         (3,393,303)    (1,330,390)    (5,431,689)
                                                                ------------   -----------    -----------

CASH FLOWS FROM/(USED) IN INVESTING ACTIVITIES:
  Capital Expenditure                                             (141,767)             0       (192,175)
  Investment in affiliates                                               0              0     (4,001,815)
  Payment for purchase of subsidiaries                                   0              0    (16,340,013)
     - net of cash acquired
  Increase in minority interest relating to subsidiaries                 0              0      6,990,886
     acquired during the period
  Purchase of Marketable Securities                             (2,000,000)             0     (2,000,000)
  Purchase of other long term investments                         (222,936)       (10,868)      (234,724)
                                                                ------------   -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                         (2,364,703)       (10,868)   (15,777,841)
                                                                ------------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         2,877,279      1,410,886     19,273,102
     - net of fund raising expenses
  Increase in other loans payable                                2,000,000              0      2,292,783
                                                                ------------   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,877,279      1,410,886     21,565,885
                                                                ------------   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                     41,220        (69,628)      (119,407)
                                                                ------------   -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              (839,507)             0        236,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,076,455              0              0
                                                                ------------   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         236,948              0        236,948
                                                                ------------   -----------    -----------

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2004

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalent                                           $    439,836
Marketable securities                                                15,305,000
Other accounts receivable                                                10,233
Other loans receivable                                                  652,070
                                                                   ------------
TOTAL CURRENT ASSETS                                               $ 16,407,139

Tangible fixed assets, net                                              103,437
Intangible assets, net                                               16,331,206
Other long term investments                                              11,788
Investments in affiliates                                             3,555,552
                                                                   ------------
                                                                   $ 36,409,122
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                      1,210,457
Accrued expenses                                                        178,135
Loans payable                                                         1,242,783
Other current liabilities                                               255,382
Deferred corporation tax                                              6,100,000
Minority interest                                                     6,646,034
                                                                   ------------
TOTAL LIABILITIES                                                    15,632,791
                                                                   ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value,                                           24,893
     Authorized 50,000,000 shares;
    24,893,114 shares issued and outstanding
Preferred Stock, $.001 par value,                                            --
     Authorized 1,000,000 shares;
     none issued
Additional paid in capital                                           15,420,930
Deficit accumulated in the development stage                         (3,748,811)
Accumulated other comprehensive income                                9,079,319
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           20,776,331
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 36,409,122
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Month Ended     Month Ended   From Inception
                               June 30, 2004   June 30, 2003  Oct 4, 2000 to
                                                              June 30, 2004
                               ------------    ------------    ------------

Revenue                        $         --    $         --    $         --
Cost of Revenue                          --              --              --
                               ------------    ------------    ------------
Gross Profit                             --              --              --

Operating Expenses
General and Administrative          440,599          66,396       2,467,424
Research and Development            458,666         132,792       1,176,360
Depreciation                          1,515              --           4,035
                               ------------    ------------    ------------
TOTAL OPERATING EXPENSES            900,780         199,188       3,647,819

                               ------------    ------------    ------------
Net Operating (Loss)               (900,780)       (199,188)     (3,647,819)

Interest Income                         419              --             419
                               ------------    ------------    ------------
Net (Loss) before Tax              (900,361)       (199,188)     (3,647,400)

Share of Losses in Associate         83,822              --         446,263
Minority Share of Losses           (184,274)             --        (344,852)
                               ------------    ------------    ------------
Net (loss) attributable
   to common stockholders          (799,909)       (199,188)     (3,748,811)
                               ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME
Foreign Currency
  Translation Adjustments
(119,407)                            34,946         (42,179)       (125,681)
Unrealised gains/(losses) on
 securities:
Unrealised holding gains/
 (losses) arising during
 the period; net of tax            (870,000)             --       9,205,000
                               ------------    ------------    ------------
TOTAL COMPREHENSIVE
INCOME/(LOSS)                  $ (1,634,963)   $   (241,367)   $  5,330,508
                               ============    ============    ============

NET (LOSS) PER COMMON SHARE,
BASIC AND DILUTED              $     (0.066)   $   (120,683)
   Weighted Average           =============   =============
   SHARES OUTSTANDING            24,893,114               2
                               ============    ============

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                     (FORMERLY MOBILE DESIGN CONCEPTS, INC.
                          A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Month Ended    Month Ended    From Inception
                                                              June 30, 2004   June 30, 2003  Oct 4, 2000 to
                                                                                             June 30, 2004
                                                               -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss)                                                      (799,909)      (199,188)    (3,748,811)
  Adjustments to reconcile net(loss) to net cash
   (used) in operating activities:
   Depreciation and other non-cash charges                           1,515              0          4,035
   Minorities share of net losses incurred during the period      (184,274)             0       (344,852)
   Add back Share of losses in affiliates                           83,822              0        446,263

Changes in operating assets and liabilities
  (Increase) in other accounts receivable                          (10,237)          (229)       (10,233)
  (Increase) in other loans receivable                            (104,308)             0       (652,070)
  Increase in accounts payable                                     148,246        241,596      1,210,457
  Increase in accrued expenses and other current liabilities       250,644              0        433,517

                                                               -----------    -----------    -----------
NET CASH (USED) IN OPERATING ACTIVITIES                           (614,501)        42,179     (2,661,694)
                                                               -----------    -----------    -----------

CASH FLOWS FROM/(USED) IN INVESTING ACTIVITIES:
  Capital Expenditure                                              (57,064)             0       (107,472)
  Investment in affiliates                                               0              0     (4,001,815)
  Payment for purchase of subsidiaries                                   0              0    (16,331,206)
     - net of cash acquired
  Increase in minority interest relating to subsidiaries                 0              0      6,990,886
     acquired during the period
  Purchase of other long term investments                                0              0        (11,788)
                                                               -----------    -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                            (57,064)             0    (13,461,395)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 0              0     15,445,823
     - net of fund raising expenses
  Increase in other loans payable                                        0              0      1,242,783
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                0              0     16,688,606
                                                               -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                     34,946        (42,179)      (125,681)
                                                               -----------    -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              (636,619)             0        439,836

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,076,455              0              0
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         439,836              0        439,836
                                                               ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          BIOACCELERATE HOLDINGS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1- NATURE OF BUSINESS

DESCRIPTION OF COMPANY: Bioaccelerate Holdings, Inc ("Bioaccelerate" or "Company"), formerly Mobile Design Concepts, Inc. ("Mobile"), acquired Bioaccelerate, Inc. ("BI") in an exchange of stock on September 23, 2004. Simultaneous with the exchange of stock, Mobile Design Concepts, Inc. change its name to Bioaccelerate Holdings, Inc. Mobile was organized under the laws of the State of Nevada on March 10, 2000. Mobile was formed to design, manufacture, and lease mobile kiosks and other structures the operation was discontinued on December 31, 2002.

The Company is examining opportunities in both start-up and emerging companies in the biopharmaceutical sector.

The Company has not yet generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7. At the present time, the Company has not paid any dividends, and any dividends that may be paid in the future will depend upon the financial performance of its subsidiary, Bioaccelerate, Inc.

BI was organized under the laws of the State of Delaware on December 29, 1995 as Tallman Supply Corp. On January 14, 1999 the Company changed its name to Westminster Auto Retailers, Inc. On July 25, 2003 the Company changed its name to Bioaccelerate, Inc.

BI has not generated significant revenue and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On August 31, 2003 the holders of Bioaccelerate common stock agreed to a 5 for 1 reverse split of all of its outstanding shares. This reduced the amount of common stock outstanding from 5 million to 1 million shares. BI acquired Pharma Manufacturing Services Limited ("PMSL") on September 1, 2003 and issued 18,000,000 (post reverse split) shares to PMSL shareholders. The effect was to transfer operational control of BI to the former shareholders and directors of PMSL, making PMSL the acquirer for accounting purposes. PMSL subsequently changed its name to Bioaccelerate Limited.

As a result of the share exchange between the Company and BI, the shareholders of BI have received 32,325,000 shares of stock, or 95.9% of the issued and outstanding common stock, and the shareholders of the Company retained 1,375,085 shares. BI will continue in the same business that it was engaged in prior to the share exchange, and all of the officers and directors of BI in office at the time of the share exchange continue in those roles with the Company. Since ownership and operational control of the Company is considered to have passed to the stockholders and management of BI, BI is treated as the entity that acquired the assets of the Company for accounting purposes. In accordance with Statement of Accounting Standards No. 141, the acquisition of assets will be accounted for using the purchase method.

The Company was formed to capitalize on opportunities in the biopharmaceutical market through the development of compounds and also companies that will commercialize those compounds. The Company acquires and develops pharmaceutical assets, both corporate and physical. As of September 30, 2004 the Company has investments in 17 companies: 6 publicly listed companies and majority equity interests in 11 private Biopharmaceutical companies. The publicly quoted companies comprise a majority equity interest in two pharmaceutical companies, minority interest in three biopharmaceutical companies, and one other investment. The biopharmaceutical companies focus on five medical areas, cancer, cardiovascular disease, lifestyle, central nervous system disorders, and anti-viral, areas with a current combined global market value of $200 billion, according to Reuters Business Insight

The Company , through its acquisition of Bioaccelerate, Inc., has an option to purchase 500,000 shares of common stock of Bioenvision, Inc., at $1.25 per share, 7,496,760 shares or 25.7% of Enhance Biotech Inc , 23,857,000 shares or 55% of Evolve Oncology Inc.,. 3,928,804 shares or 19% of Neuro Bioscience, 11,997,900 shares or 90% in Oncbio, Inc all publicly traded companies.

The Company accounts for a 25.7% investment in Enhance Biotech, Inc. under the equity method. This investment is carried at a cost of $4,001,815 less the Company's proportional share of the losses incurred of $697,729 as of September 30, 2004 and $362,441 as of May 31, 2004. In addition, the Company holds 5,500,000 options and warrants to acquire shares of Enhance Biotech, Inc. at an exercise price of $1.00 per share and 1,500,000 warrants to acquire shares of Enhance Biotech, Inc. at $3.00 per share. The options are exercisable through February 12, 2008 and the warrants are exercisable through May 20, 2009. The options and warrants are carried in the balance sheet at the excess of the value at market price over the value at the option and warrant price, which amounted to $6,875,000 and $12,650,000 at September 30, 2004 and May 31 2004. Any
unrealized gain or loss during the accounting period was reported in accumulated other comprehensive income.

The Company currently holds 23,857,000 common shares, representing 55 % of Evolve Oncology, Inc total issued stock at September 30, 2004 and May 31, 2004, and includes Evolve in the Company's consolidated financial statements. The Company also holds 5,000,000 warrants for common stock at an exercise price of $2.60.

On September 30, 2004 the Company held 11,997,900 common shares or 90% in Oncbio, Inc consolidated in the financial statements and 5,000,000 options at an exercise price of $0.65

On September 28, 2004 the Company subscribed for 2,000,000 shares of common stock in Artwork and Beyond Inc at $1.00 per share which subsequently completed an merger with Advance Nanotech Inc.

The Company's investment in Bioenvision,Inc , Enhance Biotech, Inc, Artwork and Beyond, Inc. and Neuro Bioscience, Inc. is carried in the balance sheet as available for sale securities and any unrealized net gain or loss during the period was reported in accumulated other comprehensive income.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION: These consolidated financial statements include the accounts of Bioaccelerate Holdings, Inc. and its subsidiaries (the Company), with appropriate eliminations of inter-company balances and transactions. The financial statements are prepared by the Company on the accrual basis of accounting in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions for form 10Q and Article 10 of Regulation S-X. Accordingly, revenue is recognized when earned, and expenses when incurred.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements, as required by accounting principles generally accepted in the United States, have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting entirely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2004, the results of its operations for the three and four-month periods ended September 30, 2004 and 2003, the one-month periods ended June 30, 2004 and 2003, and cash flows for the four-month periods ended September 30, 2004 and 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2004, which are contained in the Company's Form 8K, and filed with the Securities and Exchange Commission on September 27, 2004.

B. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual reports may differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern.

C. CERTAIN RISKS AND UNCERTAINTIES: The Company is subject to risks common to companies in its industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

D. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the assets and liabilities of the majority owned subsidiaries, adjusted to allow for minority interests. All significant intercompany transactions have been eliminated.

E. CONCENTRATIONS OFCREDIT RISK: The Company has no significant off balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

F. CASH AND CASH EQUIVALENTS: For the purpose of these financial statements, the Company considers all highly liquid debt instruments purchased and realizable within three months or less to be cash equivalents to the extent that they are not held for investment purposes.

G. MARKETABLE SECURITIES: The Company has classified its marketable securities as available for sale in accordance with the Statement of Financial Accounting Standard ("SFAS") No.115, "Accounting for Certain Investment in Debt and Equity Securities". The marketable securities are reported at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income and loss in stockholders's equity net of taxes. The specific identification method is used to determine gains and losses when securities are sold. A decline in the market value below cost that is deemed to be other than temporary would result in a change to earnings in the period the decline occurs.

H. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximate fair value.

I. RESEARCH AND DEVELOPMENT: Costs and expenses that are clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2 "Accounting for Research and Development ".

J. FOREIGN CURRENCY TRANSLATION: A number of the Company's subsidiaries have the British Pound as a primary functional currency . Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates prevailing during the year. Translation gains or losses not reflected in earnings are reported in accumulated other comprehensive losses in the stockholder's equity. The translation adjustment amounted to a gain of $41,220 and a gain of $120,071 for the periods ending September 30, 2004 and May 31, 2004.

K. DEPRECIATION POLICY: The Company depreciates its assets over their useful lives on the following basis: furniture and fixtures, 10 years; computer equipment, 4 years; and leasehold improvements, 3 years.

Intangible assets are subject to an annual review for impairment as required under SFAS 144.

L. MINORITY INTERESTS: Minority interests represent the interest of third parties in the net assets of certain subsidiary companies.

M. LONG-LIVED ASSETS: The Company periodically reviews the value of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the future undiscounted cash flows arising from the assets with the carrying value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

N. INCOME TAXES: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

O. NET LOSS PER SHARE: Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the one-month ended June 30, 2004 and the three-month and four-month periods ended September 30, 2004.

NOTE 3 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions including the cost of contributed services, contributed rent, and additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively in the accompanying financial statements.

NOTE 4 - LEGAL MATTERS

As of the date of this report the Directors have no knowledge of any pending or threatened legal proceedings.

NOTE 5 REVERSE ACQUISTION WITH MOBILE DESIGN CONCEPTS, INC

On September 23, 2004, Mobile Design Concepts, Inc. issued 32,325,000 shares of common stock to acquire all of the outstanding shares of Bioaccelerate, Inc. This transaction was completed after a 3.5 to 1 reverse stock split of the outstanding common stock, reducing its pre-acquisition outstanding common shares from 4,812,800 to 1,375,085. Bioaccelerate, Inc. is a development stage company that acquires and develops pharmaceutical compounds and products. BI funds the development of early-stage compounds and Phase II/III clinical development. On the acquisition date, BI had a majority equity interest in fourteen and an investment in a further three biotech companies that are developing new drugs in five therapeutic areas: cancer, cardiovascular disease, lifestyle, central nervous system disorders, and anti- infective. Mobile Design Concepts, Inc changed its corporate name to Bioaccelerate Holdings, Inc.

On the acquisition date Bioaccelerate Inc. owned:

An option to purchase 500,000 shares of common stock of Bioenvision, Inc., a publicly traded company. The option was granted at $1.25 per share and Bioaccelerate Inc. carried the investments as Marketable Securities available for sale, and all net changes in market price are included in other comprehensive income.

An investment in Enhance Biotech, Inc. including 7,496,760 common shares or 25.7% is accounted for under the equity method and carried in the balance sheet at an adjusted basis of $3,304,086 .BI holds warrants to purchase 5,500,000 common shares at $1.00 per share and 1,500,000 common shares at $3.00 per share carried as investments in Marketable Securities available for sale and all net changes in market price are included in other comprehensive income.

An investment of 23,857,000 in common shares of Evolve Oncology, Inc. or 55% and expenses for the period are included in the consolidated financial statements. A further holding of 5,000,000 options to acquire restricted common stock at an exercise price of $2.60 are not considered marketable securities..

An investment in Oncbio, Inc of 11,997,900 common shares or 90% of the issued share capital carried at par value and 5,000,000 options at an exercise price of $0.65. Expenses for the period are included in the consolidated financial statements.

An investment in Neuro Bioscience, Inc of 3,928,804 shares of common stock or 19% of the issued share capital carried as investments in Marketable Securities available for sale.

REVERSE ACQUISTION WITH BIOACCELERATE INC.

On September 1,2003 Bioaccelerate, Inc. acquired all of the outstanding shares of Pharma Manufacturing Services Limited, a privately held company incorporated under the laws of the United Kingdom. In connection with the merger transaction, BI issued 18,000,000 shares of common stock. Pharma Manufacturing is a development stage company that acquires and develops pharmaceutical compounds and products.

On the acquisition date Pharma Manufacturing owned:

An option to purchase 500,000 shares of common stock of Bioenvision, Inc., a publicly traded company. The option was granted at $1.25 per share and Pharma Manufacturing carried the investment at no cost;

An investment in Enhance Biotech, Inc. including 3,321,750 common shares accounted for under the equity method and carried at a cost of $1,815 and warrants to purchase 1,500,000 common shares at $1.00 per share, carried at no cost; and

An investment of 19,357,000 common shares of Evolve Oncology, Inc., carried at par value of $.001and reported under the equity method.

A majority holding in nine private biotech companies

NOTE 6 - LOANS PAYABLE

BI has a $2,292,783 loan secured by all the assets and future assets of the company with an interest rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. This amount has been drawn against the balance of a facility of $7.5 million provided by Technology Finance, Inc. As of September 30, 2004 and May 31, 2004, the interest rate was 1.5%. The loan matures in two years or upon the earlier closing of a transaction or series of related transactions in which the company receives at least $15 million of gross proceeds of either a debt or equity financing or if there is a change of control. A change of control is defined as a merger, consolidation or any other combination of the company with another entity, the sale of all or substantially all of the assets of the company, or the purchase of 25% of the voting stock of the company in a single transaction or a series of related transactions. Under the terms of the loan, the loan can be converted, in whole or in part, at the price of the last equity placement the company has conducted, at the option of the lender, at any time during the term of the facility.

The Company has two credit facilities for $12.5million each with Lifescience Ventures Ltd and Jano Holdings Ltd repayable on the closing of a debt or equity financing in which the company receives at least $50,000,000 in gross proceeds. The facilites accrue interest on the outstanding capital at the Applicable Federal Base Rate. Warrants for 1million shares of common stock at an exercise price of $14 and 1million shares of common stock at an exercise price of $28 were issued with each facility.

NOTE 7 INVESTMENT IN AFFILIATES

Operating results include BI's proportionate share of loss from affiliates, which consist of an unconsolidated investment accounted for under the equity method of accounting. As of September 30, 2004 and May 31, 2004, BI owned 7,496,760 shares or 25.7% of Enhance Biotech, Inc., a publicly held company. BI recorded a loss of $335,288 for the four-month period ended September 30, 2004, $251,466 for the three-month period ended September 30, 2004, $83,822 for the one-month period ended June 30, 2004 and $362,441 for the year ended May 31, 2004. The Company carried the investment on the balance sheet at $3,304,086 as of September 30, 2004 and at $3,639,374 as of May 31, 2004.

On August 12, 2004, Enhance Biotech, Inc., signed a definitive merger agreement with Ardent Pharmaceuticals, Inc., the world's leader in discovering and developing delta compounds. BI owns 7,496,760 common shares or 25.7% of Enhance Biotech Inc., and a warrant to purchase 5,500,000 shares at $1.00 per share and a warrant to purchase 1,500,000 shares at $3.00 per share.

Under the terms of the agreement the Enhance shareholders will retain 55% of the stock in the merged entity and Bioaccelerate, Inc. will retain 14.3%

NOTE 8 - STOCKHOLDERS' EQUITY

On September 28, 2004 the Company issued 3,818,472 shares of common stock at $1.00 per share for the conversion of loans from certain creditors.

On September 23, 2004 the Company issued 32,325,000 shares of common stock in connection with the acquisition of Bioaccelerate, Inc.

In February 2004 Bioaccelerate, Inc. sold 5,100,000 shares at $1.00 per share and received net proceeds of $4,816,781 after the payment of underwriting discounts and commissions and other expenses.

On September 1, 2003 Bioaccelerate, Inc. issued 18,000,000 shares of common stock in connection with the merger with Pharma Manufacturing Services Limited, a privately held company.

On September 1, 2003 Bioaccelerate, Inc. issued 625,014 shares in satisfaction of $1,562,535 of past due liabilities.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has offices in New York and London, England.

Bioaccelerate, Inc. holds a license to occupy 1,000 square feet of office space at 712 Fifth Avenue, 19th Floor, New York, New York 10019 at a cost of $9,000 per month.

Bioaccelerate Limited occupies 5,000 square feet of office space at Savannah House, Charles II Street, London. The premises are held on a three-year lease from July 28, 2004, with an optional break at half term, at a rent of $11,500 per month. Part of the space is currently sublet on monthly licenses generating income of $18,000 per month, including contributions to rates and service charges.

On July 6, 2004 Bioaccelerate Inc provided a credit facility to Evolve Oncology, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Evolve receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 5,000,000 warrants convertible into common stock at an exercise price of $2.60 on the commencement of the facility agreement. On September 30, 2004 the closing price of the shares was $4.25 creating an unrealized profit of $8,250,000 which has not been included in the Balance Sheet.

On July 15, 2004 Bioaccelerate Inc provided a credit facility to Oncbio, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Oncbio receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 5,000,000 warrants convertible into common stock at an exercise price of $0.65 on the commencement of the facility agreement . On September 30, 2004 the closing price of the shares was $1.01 creating an unrealized profit of $1,800,000 which has not been included in the Balance Sheet.

On July 22, 2004 Bioaccelerate Inc provided a credit facility to Innovate Oncology, Inc of $5,000,000 repayable on the closing of a debt or equity financing in which the Innovate Oncology receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding capital at the Applicable Federal Base Rate. The company received 1,000,000 warrants convertible into common stock at an exercise price of $1.00 on the commencement of the facility agreement

On August 9th, 2004 Bioaccelerate Inc provided a credit facility to Neuro Bioscience, Inc of $1,225,000 repayable on the closing of a debt or equity financing in which the Neuro Bioscience receives at least $10,000,000 in gross proceeds. The facility accrues interest on the outstanding balance at the Applicable Federal Base Rate. The company received 2,400,000 shares of common stock on the commencement of the facility agreement.

On August 11, 2004 Bioaccelerate Inc provided a credit facility to Enhance Biotech, Inc of $4,000,000 repayable on the closing of a debt or equity financing in which the Enhance receives at least $10,000,000 in gross proceeds. The facility attracts interest on the outstanding capital at the Applicable Federal Base Rate. The company received 1,500,000 warrants convertible into common stock at an exercise price of $3.00 on the commencement of the facility agreement.

NOTE 10 - INCOME TAXES

Deferred income taxes are recognized for the extended future tax consequences attributable to the increased value of Marketable Securities.

NOTE 11 SUBSEQUENT EVENTS

On October 1, 2004 Innovate Oncology, Inc merged with Hampton Berkshire Insurance and Financial Inc a quote company, and received 15,900,000 shares of common stock a holding of 91,6% of the combined entity. Hampton Berkshire changed its name to Innovate Oncology Inc.

Item 2: Management's Discussion & Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This disclosure contains forward-looking statements. The forward-looking statements include all statements that are not statement of historical fact. The forward-looking statements are often identifiable by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "seek," "contemplate," "hope," "suggest," "envision," or "continue," or comparable language, or the negative or other variation of those or comparable terms. Our actual results could differ materially from the anticipated results described with forward-looking statements. These forward-looking statement are based largely on our expectation and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with out ability to identify and raise additional capital to complete our product development programs; our allocation of resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contracts and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward- looking information contained herein will, in fact, occur. Interested persons should consider carefully the previously stated factors as well as the more detailed information contained elsewhere herein.

Plan of Operations.

BUSINESS OVERVIEW

Bioaccelerate Holdings, Inc. (the "Company") is a pharmaceutical development organization ("PDO") seeking to acquire, develop and commercialize novel pharmaceutical products in an efficient, cost-effective way. The Company uses its broad network of academic, industry and capital market relationships to expedite drug development and raise capital to create and fund its subsidiary companies, which are organized by vertical portfolios in five therapeutic areas: cancer, lifestyle disorders, central nervous system disorders (CNS), cardiovascular disease and anti- infectives. The markets for drugs in these five areas have a combined global value of more than $200 billion a year, according to Reuters Business Insight.

The Company has not generated revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Our expenses have consisted primarily of costs incurred from in-licensing existing product candidates, research and development of new product candidates, development of our collaboration product agreements, and general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of these products and from receipt of royalties on sales of these products. We expect to incur sales and marketing expenses in the future as we establish our sales and marketing organization.

Since our inception we have incurred significant losses. As of September 2004, we had an accumulated deficit of $5,833,109. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2008.

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible to ascertain.

OUR PRODUCT DEVELOPMENT PORTFOLIO AND PIPELINE

1. ONCOLOGY

Oncology is the largest therapeutic market focused upon by Bioaccelerate and its subsidiaries. Reuters Business Insight forecasts the global cancer treatment market to grow from $34.3 billion in 2002 to $42.8 billion in 2007. Their research also indicates that the innovative cancer therapy market will triple from $4.3 billion in 2001 to $12.3 billion in 2007.

EVOLVE ONCOLOGY. Evolve Oncology seeks to acquire, develop and commercialize drugs to treat various types of cancer and cancer pain management. Evolve Oncology's product development portfolio targets lung, breast and other types of cancer. Evolve Oncology's management believes its focus on innovative treatments should benefit from the market opportunity created by multiple patent expirations, particularly in hormonal and cytostatic therapies facing the large pharmaceutical companies. Bioaccelerate will also seek to develop niche drugs passed over by large pharmaceutical companies.

ONCBIO. OncBio seeks to acquire, develop and commercialize drugs to treat multiple cancers such as breast, lung and chronic myelogenous leukemia. OncBio's product development pipeline focuses on new, innovative compounds as well as enhanced formulations of existing compounds.

GENAR ONCOLOGY. Genar Oncology seeks to acquire, develop and commercialize a broad platform of compounds to fight cancers. Bioaccelerate's product development portfolio targets multiple cancers, such as a single product one for solid tumors prevalent in breast, lung and colorectal cancer. Management believes these multiple-use products will enhance the drugs' value in the marketplace.

INNOVATE ONCOLOGY. Innovate Oncology seeks to acquire, develop and commercialize compounds targeted at multiple cancers and oncology-related conditions. Some of the oncology related conditions we seek to address are reversing chemo resistance and treating common side effects such as nausea and vomiting. Innovate Oncology's pre-clinical product development portfolio is all based upon scientific approaches which our management believes are innovative.

CYNAT ONCOLOGY. Cynat Oncology seeks to acquire , develop and commercialize compounds targeted at various Oncology diseases. Bioaccekerate is developing a platform of compounds which have been selected to target multiple cancers, instead of focusing on only one specific disease area. This approach management believe will enhance the compounds future values and give the drugs a greater chance of success.

2. LIFESTYLE DISORDERS

The lifestyle segment of the global pharmaceutical marketplace is projected to grow from $22.9 billion in 2002 to $29 billion by 2007, according to Reuters Business Insight. Bioaccelerate's management believes its three lifestyle drug subsidiary companies are poised to take advantage of some of the most potentially lucrative segments, including sexual dysfunction, skin diseases and addiction.

ENHANCE BIOTECH. Enhance Biotech acquires, develops and commercializes drugs to treat lifestyle disorders. Enhance's portfolio of seven products under development target male sexual dysfunction and dermatology, two of the seven major therapeutic segments in the lifestyle drug market. Enhance's lead product targets premature ejaculation, which is the most widespread indication in male sexual dysfunction (MSD). The disorder affects 29% of the adult male population and represents a potential $6 billion market, according to Reuters Business Insight.

Enhance Biotech has recently entered into a merger agreement with Ardent Pharmaceuticals Inc., a privately held biotechnology company with an extensive research and development pipeline that includes a number of pre- clinical and clinical drug candidates in the areas of moderate to severe pain, urinary incontinence, premature ejaculation, depression and cardio protection. Pursuant to the merger agreement, Ardent will become a wholly- owned subsidiary of Enhance Biotech and the former Ardent stockholders will receive Enhance Biotech securities amounting, on a fully- diluted basis, to 45% of Enhance Biotech's outstanding equity securities, post- merger. After the merger the shareholders of Enhance Biotech will own 55 % of the merged entity.

INNOVA LIFESTYLE. Innova Lifestyle seeks to acquire, develop and commercialize drugs to lifestyle disorders including acne, alcohol addiction and female sexual dysfunction. Awareness has been increasing about the need for effective and safe female stimulants to treat female sexual dysfunction. Analysts at Reuters Business Insight say this disorder is still poorly defined and understood, evidenced by their research that indicates that between 19% and 43% of women in the general population suffer from sexual dysfunction. Despite that prevalence, only 26% of women across the major markets seek treatment. Bioaccelerate believes treatment for female sexual dysfunction may be a major market opportunity following in the footsteps of the strong public response to male erectile and premature dysfunction treatments coming to market now.

LIFESTYLE PHARMA. Lifestyle Pharma seeks to acquire, develop and commercialize drugs to treat lifestyle disorders. Bioaccelerate's portfolio of products under development concentrates on treatments for alcohol addiction, osteoarthritis, interstitial cystitis, osteoarthritis and irritable bowel syndrome. Alcohol addiction affects a patient population of 47 out of every 1000 adults. The current market for this product is estimated to be $300 million.

3. CENTRAL NERVOUS SYSTEM

The worldwide population with CNS disorders is rising steadily. This increase is being driven by an aging population, improving diagnostic techniques, increasing physician and patient awareness and a gradual shift away from the social stigma traditionally attached to many psychiatric conditions. As the prevalence of CNS disorders rises, so does the cost. In the U.S., it is estimated that more than 20% of healthcare spending is directed towards CNS-related disorders, according to Reuters Business Insight. Alzheimer's disease alone is estimated to cost the U.S. economy $100 billion annually, with a prevalent population of more than 4 million. Bioaccelerate is seeking to tap the potential in this market by developing subsidiaries with diversified products to target the broad range of CNS diseases.

CNS THERA. CNS Thera seeks to acquire, develop and commercialize compounds targeted against various central nervous system disorders. Bioaccelerate's portfolio of products under development focuses on some of the largest potential markets such as Alzheimer's disease, epilepsy, multiple sclerosis and Parkinson's disease.

4. CARDIOVASCULAR DISEASE

Among the cardiovascular diseases, a disorder of lipid metabolism called dyslipidemics has had the fastest growth in global sales. In 2002, the global anti-dyslipidemics market generated sales of $21.86 billion and Reuters Business Insight forecasts annual sales to rise to $32.6 billion by 2008. Dyslipidemics is often used as a blanket term to describe any imbalance in the level of blood lipids (fats) and a variety of conditions characterized by either excessively high or excessively low levels of certain lipids in the bloodstream, including cholesterol and triglycerides. Within cardiovascular disease, hypercholester-olemia is the most common risk, with an average prevalence rate of 43.8% or 309 people in the seven major markets.

BIOCARDIO. Biocardio seeks to acquire, develop and commercialize therapies to treat cardiovascular and metabolic diseases. Bioaccelerate's products under development target heart disease, cholesterol imbalances and chronic obstructive pulmonary disorder (COPD). COPD is lung damage caused by smoking and has the third largest burden of disease in the world. Bioaccelerate believes its novel therapy, if successfully developed and approved, will fill a largely unmet need for treatment.

INNCARDIO. Inncardio seeks to acquire, develop and commercialize therapies to treat cardiovascular and metabolic diseases including diabetes, artherosclerosis and myocardial ischemia. Approximately 60 million people in seven major markets suffer from diabetes, 17 million in the U.S. alone.

5. ANTI-INFECTIVES

The global anti-virals market, which is a subset of anti-infective, is forecast to grow from $8.7 billion in 2001 to $14 billion in 2007, according to Reuters Business Insight. Much of that growth comes from the high incidence of viral infections and currently available drugs that are not efficacious. Another growth factor for this therapeutic area is a strategy by big pharmaceutical companies that increasingly target patients in developing countries. Bioaccelerate believes this change creates an opportunity to develop its anti-infective portfolio.

ANVIRA. Anvira seeks to acquire, develop and commercialize anti- infective products for common diseases such as ear and throat infections as well as pneumonia and bronchitis. Bioaccelerate's current portfolio of products under development consists of reformulations of off- patent anti- infectives.

Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Revenues

No revenues were generated during the period.

Research and Development Expenses

Research and development expenses were $1,146,375 and $256,896 for the three months ended September 30, 2004 and 2003, respectively. The increase in these expenditures was due to increases in clinical trial expenses and research and development expenses.

General and Administrative Expenses

General and administrative expenses were $839,571 and $188,564 for the three months ended September 30, 2004 and 2003, respectively. The increase in expenses resulted primarily from costs related to outside contractors, legal and accounting expenses, insurance, facilities, and other general administrative expenses.

Four Months Ended September 30, 2004 compared to Four Months Ended September 30, 2003

Revenues

No revenues were generated during the period.

Research and Development Expenses

Research and development expenses were $1,605,041 and $389,688 in the four months ended September 30, 2004 and 2003 respectively. The increase in these expenditures was due to increases in the amount of clinical trial expenses and incurred research and development expenses. The increase in expenditure was due to increase expenditures with outside contractors, legal and accounting expense, insurance, facilities and general administrative expenses.

General and Administrative Expenses

General and administrative expenses were $1,280,170 and $254,960 for the four months ended September 30, 2004 and 2003 respectively.

One Month Ended June 30, 2004 Compared to One Month Ended June 30, 2003

Revenues

No revenues were generated during the period.

Research and Development Expenses

Research and development expenses were $448,666 and $132,792 for the one month ended June 30, 2004 and 2003, respectively. The was due to increased expenditures for clinical trials, research and development expenses, legal and accounting expenses, insurance, facilities, and general administrative expenses.

General and Administrative Expenses

General and administrative expenses were $440,539 and $66,396 in the one month ended June 30, 2004 and 2003, respectively. The increase resulted primarily from legal and accounting expenses, insurance, facilities, and general administrative expenses.

Financial Condition

Assets

As of September 30, 2004 and May 31, 2003, we held total assets of $40.0 million and $38.5 million, respectively. The increase in total assets was primarily due to the increase in cash and marketable securities from loans.

Liabilities

As of September 30, 2004 and May 31, 2003, our total liabilities equaled $16.9 million and $16.1 million, respectively. The increase in total liabilities was primarily due to the increase in accounts payable, accrued expenses, loans payable from increased research and development costs and general and administrative costs.

Stockholders' Equity

As of September 30, 2004 and May 31, 2003, our total stockholders' equity equaled $23.1 million and $22.4 million, respectively. The increase in our stockholders' equity was primarily due to the conversion of notes payable into common stock.

Liquidity and Capital Resources

Since our inception, we have financed our operation through the sale of stock and the issuance of debt. The BI has a $7,500,000 line of credit with an institutional investor and as of September 30, 2004 had drawn down $6,111,255 of the line with $3,818,472 of the debt converted to common stock and $2,292,783 remaining outstanding. The facility accrues interest at the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code. As of September 30, 2004, the interest rate was 1.5%. In February 2004, Bioaccelerate, Inc sold 5,100,000 shares of common stock at $1.00 per share and received net proceeds of $4,816,781 after expenses. The Company has two credit facilities totaling $25,000,000 available that have not been drawn against. These facilities accrue interest at the Applicable Federal Rate. At September 30, 2004 cash and marketable securities totaled approximately $18,485,638. The Company expects to incur substantial additional research and development expenses and general administrative expenses, including personal-related costs, cost related to preclinical testing and clinical trials. The Company intends to seek additional funding through the sale of debt and equity securities, increases in our credit facilities and with suitable potential collaborators

Item 3. Controls and Procedures.

The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the issuer and have:

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2. Sales of Unregistered Equity Securities and Use of Proceeds

(a) Pursuant to the Acquisition of Bioaccelerate, Inc, the Registrant issued 32,325,000 common shares to the shareholders of Bioaccelerate, Inc., in a nonpublic issuance exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(1), Section 4(6) and/or Regulation D. The shareholders were all accredited investors.

On September 28, 2004 the Company issued 3,818,472 shares of common stock at $1.00 per share, in a nonpublic issuance of restricted securities, exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2), in exchange for the conversion of loans from certain creditors. No other securities were sold by the issuer during the period covered by this report without registering the securities under the Securities Act.

(b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

(c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3. Defaults Upon Senior Securities

There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise, except that the acquisition of Bioaccelerate, Inc., described below, was approved by written consent of a majority interest of shareholders on September 23, 2004.

On August 6, 2004, the Registrant announced that it had entered into an agreement to acquire all of the issued and outstanding common stock of Bioaccelerate, Inc., a Delaware corporation. The transaction was expected to involve, on behalf of the Corporation, a name change, change of management, change of corporate office and a 3.5 to 1 reverse stock split.

This transaction (the "Acquisition") was completed on September 23, 2004, along with the effectuation of a 3.5 to 1 reverse split of the Registrant's outstanding common stock reducing its pre-acquisition outstanding common shares from 4,812,800 to 1,375,085. Pursuant to the Acquisition, the Registrant issued 32,325,000 common shares to the shareholders of Bioaccelerate, Inc., in a nonpublic issuance exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(1), Section 4(6) and/or Regulation D. The shareholders were all accredited investors. After the issuance of the 32,325,000 shares of the Registrant's authorized but unissued common stock in the Acquisition, to the former shareholders of Bioaccelerate, Inc., the Registrant has 33,700,085 shares of its common stock issued and outstanding. The Registrant also (1) changed its corporate name from Mobile Design Concepts, Inc. to Bioaccelerate Holdings, Inc., (2) changed its corporate address to New York , and (3) had a complete change of corporate officers and directors. As a part of the Acquisition, Lynn Dixon resigned effective September 23, 2004, as the sole officer and director of the Registrant and and a new Board of Directors was elected and new officers were appointed. The following two persons were appointed as the principal executive, financial, operating, and accounting officers of the Registrant.

Lee Cole 43 CEO, President & Director Linden Boyne 61 CFO, Secretary-Treasurer & Director

All other officers and directors of the Registrant are set forth below.

Kevin Bilyard          45         Senior Vice President and Director
Andrew Cosentino       50         Senior Vice President and Director
Christopher O'Toole    46         Senior Vice President and Director
Nigel Rulewski         54         Senior Vice President and Director

                                                            23
Item 5. Other Information - Changes in Registrant's Certifying Accountant.

Effective November 17, 2004, Pritchett, Siler, & Hardy, P.C. was dismissed as the registrant's certifying accountant. The decision to change accountants was made and recommended by the registrant's board of directors, in consequence of the registrant's acquisition of Bioaccelerate, Inc. The audit reports of Pritchett, Siler, & Hardy, P.C. on the registrant's financial statements for each of the past two years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion, nor were they modified as to audit scope, or accounting principles. They were qualified as to a going concern uncertainty, inasmuch as the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports for such years.

Effective November 17, 2004, F.E. Hanson, Ltd. was selected as the registrant's new certifying accountant for the year ended December 31, 2004. F.E. Hanson, Ltd. was Bioaccelerate, Inc.'s certifying accountant for the past two fiscal years. Neither the issuer nor anyone acting on its behalf, consulted the new accountant regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

Change in Fiscal Year

In consequence of the registrant's acquisition of Bioaccelerate, Inc. and the fact that the fiscal year of Bioaccelerate, Inc. and the registrant were not the same, it became necessary to change the fiscal year of one or the other, so they would be the same. On November 17, 2004, the registrant determined to change the fiscal year of Bioaccelerate, Inc. from May 31, to December 31. The registrant's fiscal year will remain December 31. The report covering the transition period will be filed on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 6. Exhibits.

Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

(31) Certifications required by Rules 13a-14(a) or 15d-14(a).

(32) Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Bioaccelerate Holdings, Inc.

Date: November 17, 2004        By: /s/ Lee Cole
      -----------------           --------------------------------------------
                                  Lee Cole, CEO, President and Director

Date: November 17, 2004        By:/s/ Linden Boyne
      ------------------          --------------------------------------------
                                  Linden Boyne , CFO, Secretary-Treasurer
                                  & Director